Form 10KSB
period 2006-06-30
Pro Travel Network, Inc
filed 2006-10-03
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-132127

PRO TRAVEL NETWORK, INC.
(Name of small business issuer in its charter)

Nevada	68-0571584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 W. Shaw Avenue # 103, Fresno, CA	93704
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (559) 224-6000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The issuer’s revenues for the most recent fiscal year ended June 30, 2006 were $2,633,554.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates computed by reference to the price of $1.25 at which the common equity was sold was $1,125,425 as of September 28, 2006.

As of, September 28, 2006 there were 23,900,340 outstanding shares of the issuer’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

i

PART I

Item 1.	Description of Business.

Organization

We were originally incorporated in Nevada as PTN Investment Group, Inc. on October 23, 2003.  In May 2005, we amended our Articles of Incorporation to change our name to Pro Travel Network, Inc. from PTN Investment Group, Inc. and reduce the aggregate number of our authorized shares to 50,000,000 from 75,000,000.  Prior to the amendment, two non-employee shareholders returned an aggregate of 6,000,000 shares to us which we cancelled.  We wanted to restructure our capital structure in anticipation of going public. As our original employee stockholders had spent substantial time and effort on the development of our business and the original non-employee stockholders were passive investors, the two passive investors decided it would be more equitable for them to give up a portion of their share ownership to effect the proposed capital restructure. Following this cancellation, we had 69,000,000 shares issued and outstanding. Contemporaneous with the reduction of the number of authorized shares, we issued new certificates for a total of 23,000,000 shares to replace the certificates for the then outstanding 69,000,000 shares that were previously issued in the name of PTN Investment Group, Inc.

General

Pro Travel Network, Inc. is an internet provider of online travel stores for travel agencies and home-based representatives using our services and technology. Pro Travel Network markets and establishes independent travel agencies. Pro Travel Network’s strategy is to create a network of commissioned sales representatives who exclusively market the online travel agencies of Pro Travel Network. Purchasers of online travel agencies are known as Independent Travel Agents or ITAs.  Each ITA pays a fee of $349.99 for the purchase of our Independent Travel Agent Program, or ITAP.  Pro Travel Network then retains a percentage of the travel commissions generated by each ITA.

We currently offer the following products:

•	Independent Travel Agent Program - $349.99 initial fee; $99 annual fee after first year - sold by our Independent Representatives.

Once a sale is made, the purchaser becomes an Independent Travel Agent.  We refund the initial fee to those purchasers who cancel within three days of their purchase. We provide ITAs with tools, support systems, industry booking codes, training manuals, consumer websites, accounting tools and access to industry training and seminars. Commissions from any and all bookings made by the new agents are split with Pro Travel Network; in general with agents earning 70% and Pro Travel Network retaining 30%. Additional income streams are derived from the ordering of additional marketing materials and other promotional items.

•	Marketing Opportunity - $29.99 monthly license fee,

Individuals are also given the opportunity to become Independent Representatives of Pro Travel Network.  Independent Representatives market our Independent Travel Agent Program.  We pay commissions of $30 - $160 for each ITAP sold depending upon factors such as number of prior ITAP's sold. New representatives pay a monthly subscription fee in order to access the tools and support systems designed to help each representative market his business more effectively. Independent Representatives are able to market the Independent Travel Agent Program throughout North America.

We currently support over 6,800 Independent Travel Agents and over 2,900 Independent Representatives throughout North America.  Since our inception, we have had approximately 1,900 Independent Travel Agents that have become inactive for non-payment of the annual fee after their first year as an agent. Anyone can become and Independent Representative of Pro Travel Network; individuals are not required to first purchase an ITAP in order to be eligible. We have less than 100 Independent Representatives who did not purchase an ITAP.

From time to time, we offer our representatives the opportunity for a fee to attend national sales training events.

Our agents are provided with a reliable source of travel products and services through agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, including wholesale travel providers.  Airlines provide airline tickets, hotels provide hotel rooms, car rental agencies provide rental cars and wholesale travel providers provide package tours at discounted rates. These agreements are all terminable at will by the providers. We do not rely on a single provider for these services and none of these agreements is exclusive. No provider provides services which account for more than 10% of our revenues. Neither we nor our agents pay any fees to obtain the services provided by these providers. In addition, we offer our agents the ability to make reservations on over 25 airlines, at more than 300 hotels and with several major car rental companies, cruise lines and tour package operators.

Home-based travel agency business

The home-based agency channel can be broken into three models:

•	Franchised;
•	Hosted; and
•	Direct.

The franchise model is a turnkey operation with the headquarters providing extensive support. There is a large sign-up fee and typically commissions are spilt between the umbrella organization and the home-based franchisee in the form of a royalty.

The hosted model is similar to the franchise model, although the cost of entry is much smaller and support from the host agency is significantly more limited. Commissions are split between host and member. Usually the host gets anywhere between 20%-40%.

There are thousands of agents that fall under the direct or independent category, which are often members of a traditional consortium and typically book directly with travel suppliers.

A significant driver of change in our industry is the Internet. Travelers are attracted to the Internet by its 24-hour access, convenience, the reliability of the content, and the ability to tailor information to individual needs and preferences. The Internet also provides a convenient and efficient medium for sales of travel product by affording customers direct access to up-to-the-minute travel information, including changing fares and routes, the ability to engage in competitive shopping, and the capacity to book tickets. Effectively, technology is decreasing or eliminating the need for inventory access and ticket delivery.

Marketing

Pro Travel Network uses the relationship marketing concept to spread the word about Pro Travel Network and its opportunities.  Our strategy is to create a network of commissioned independent sales representatives who exclusively market the Independent Travel Agent Program or ITAP.  In contrast to travel-related companies such as Travelocity, Priceline.com, Expedia and Orbitz, who focus their promotion efforts on the customer, Pro Travel Network spends nothing on advertising.

The marketing arm of Pro Travel Network acts as a direct sales organization selling the PTN Independent Travel Agent Program, and has sold over 6,800 ITAPs to date.  These new and existing Independent Travel Agents have the ability to book individual and group travel.  As means of attracting new Travel Agents, we continually look to grow and expand our representative base through recruitment, enrollment, initial training, and support.

PTN Rewards Points

PTN Rewards is Pro Travel Network’s booking bonus program.  All agents will accrue PTN Rewards points on all travel bookings as a percentage of their earned commissions.  Independent Representatives who have earned the position of Manager by first making two ITAP sales themselves and thereafter recruiting two Independent Representative who each make one ITAP sale will also accrue PTN Rewards points. Of our approximately 2,900 Independent Representatives, approximately 330 are Managers.

Both Agents and Managers will earn PTN Rewards points as follows:

Agents:  5% of all booking commissions earned
Managers:    5% of all commissions on ITAP sales earned by a Manager or by another Independent Representative recruited by a Manager.

PTN Rewards points may be used for any travel booked via any Pro Travel Network suppliers.  A minimum of 50 PTN Rewards points are required for redemption. PTN Rewards points may not be transferred, exchanged, or used except for the sole purpose of the travel of the points’ owner, and his or her immediate family.

To redeem PTN Rewards points, Agents and Managers are advised to book and reserve their vacation and to  contact travel support with all pertinent financial information.  Pro Travel Network will either make payment arrangements with the supplier or will reimburse the Agents and Managers up to the value of their PTN Rewards account balance.  All Agents and Managers must be current at the time of redemption.

PTN Rewards points have no cash value, until they are redeemed.  Each point will carry the value of $1 at redemption and all redemptions will count as earned, for income and tax purposes.

Regulation

Our network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable laws or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization's products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include "bright line" rules and are inherently fact-based and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change.

There could be private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past.

We are also subject to Seller of Travel Laws in California and Nevada.  Among other things, these laws and related regulations require us to maintain a trust account for customer funds required to be segregated, to have at least $1,000,000 in Errors and Omissions insurance and to establish and maintain registration with the state. We have complied with these requirements for all prior periods and currently comply with these requirements.

Research and Development

We conduct no research and development activities.

Intellectual Property

We have not applied for any patent or trademarks in connection with our operations.

Competition

We operate in a highly competitive market and we may not be able to compete effectively. The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer, including:

•	InterActiveCorp, an interactive commerce company, which owns or controls numerous travel-related enterprises, including Expedia, an online travel agency.

•	Hotels.com, a representative of online lodging reservations.

•	Hotwire, a wholesaler of airline tickets, lodging and other travel products.

•	Ticketmaster and Citysearch both of which offer destination information and tickets to attractions.

•
Sabre Holdings, which owns Travelocity, an online travel agency, GetThere, a provider of online corporate travel technology and services, and the Sabre Travel Network, a GDS (or "global distribution system").

•
Orbitz, Inc., an online travel company that enables travelers to search for and purchase a broad array of travel products, including airline tickets, lodging, rental cars, cruises and vacation packages.

•
Cendant, a provider of travel and vacation services, which owns or controls the following: Galileo International, a worldwide GDS; Cheap Tickets, an online travel agency; Lodging.com, an online representative of hotel rooms; Howard Johnson, Ramada Inns and other hotel franchisors; and Avis and Budget car rental companies.

•	Travelport, a provider of online corporate travel services and other travel-related brands.

•	Expedia, Lowestfare.com and Priceline.com are our primary competitors in the referral marketing business.

•	Other consolidators and wholesalers of airline tickets, lodging and other travel products, including Priceline.com and Travelweb.

•	Other local, regional, national and international traditional travel agencies servicing leisure and business travelers.

We are a relatively small player in this market. These competitors are in general larger, have greater financial and personnel resources and have achieved greater market penetration than we have.

Based solely upon management’s knowledge of and experience in the industry and not upon any research or other verifying data from independent third parties, our agents are quoted the same rates from travel service providers as other travel agents and agencies.

In the home-based market, we compete with the franchise, hosted and independent business models. The information below regarding these models is taken from “Home Bookin’,” a research report by Credit Suisse First Boston dated January 7, 2005.

Franchise Model

There are two good examples of the franchise model, CruiseOne, a subsidiary of National Leisure Group and CruisePlanners, which was recently signed as an affiliate by American Express at the time of the report. The latter is a franchise group that does $60 million of annual cruise sales through 400-plus members. About 40% are experienced cruise sellers with previous agency experience. CruisePlanners charges a $495 fee to join plus 3% of gross commissionable sales. For inexperienced agents the 3% royalty is the same but the sign-up fee is $8,995, which covers more extensive training and support services. The franchise model is a turnkey operation with the headquarters providing extensive support, including selling, marketing, booking tools and back office. The commissions earned are spilt between owner and franchisee.

Hosted Model

These are our direct competitors.  The best example of the host model is Cruises Inc., a subsidiary of National Leisure Group and formerly a Travel Services International company, a home-based host agency with 400 agents offering technology enabled personalized service. Other hosted competitors are Joystar, YTB International, and Global Travel International.  The cost of entry is much smaller, $150-400, than under the franchise model, and thus the support from the host agency is typically much more limited. The commissions are split between host and member, usually the host takes between 20%-40%.

We compete with these direct competitors in various ways, including:

•	Having revenue sources other than commissions, such as the ITAP and Marketing Opportunities programs.

•	Providing better service to our agents.

•	Using a network of Independent Representatives to sell our ITAP.

Independent Model

Although it is difficult to determine the size of the independent home-based agent space, there are literally thousands of agents that fall under this category. These agents are typically aligned with a consortium and they tend to book through the supplier-direct channel. The vast majority of the home-based agents appear to be affiliated with an umbrella organization.   Cooperatives, or consortia, are membership-based, marketing service organizations for independent travel agencies. Advantages of membership include programs to educate, train, reduce cost, and the opportunity to generate higher commissions/overrides due to the greater leverage and volume associated with a large consortium.

We are a small competitor compared to many of these companies.  Many of our competitors have longer operating histories, larger customer bases, more established brands and significantly greater financial, marketing and other resources than we do. Some of our competitors have operated their respective businesses for significantly longer and may benefit from greater market share, brand recognition, product diversification, scale and operating experience than we do. In addition, some of our competitors have each established exclusive relationships as preferred travel partners for widely used Internet destinations such as America Online, MSN and Yahoo! These exclusive arrangements, and similar relationships that may be able to be secured in the future, could provide these competitors with a significant advantage in obtaining new customers.

We expect existing competitors and business partners and new entrants to the travel business to constantly revise and improve their business models in response to challenges from competing Internet-based businesses, including ours. For example, firms that provide services to us and our competitors may introduce pricing or other business changes that adversely affect our attractiveness to suppliers in favor of our competitors. Similarly, some of our airline suppliers have recently entered into arrangements with GDS providers containing "most favored nations" obligations in which they have committed, in exchange for reduced GDS booking fees, to provide to the GDS and its subscribers, including some of our online travel agency competitors, all fares the supplier offers to the general public through any distribution channel.

In addition, consumers may use our or our representatives' websites for route pricing and other travel information, and then may choose to purchase travel products from a source other than ours or our representatives, including travel suppliers' own websites. Many travel suppliers, including airlines, lodging, car rental companies and cruise operators, also offer and distribute travel products, including products from other travel suppliers, directly to the consumer through their own websites. In many cases, these competitors offer advantages, such as bonus miles or lower transaction fees that we do not or cannot provide to consumers. In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations. Some low-cost carriers do not distribute their tickets through other third-party intermediaries.

Employees

We have 14 employees, including Paul Henderson, our CEO and President, and the following:

Full time:

Clerical - 2
Operations -  5
Administrative - 1
Management - 4

Part time:
Administrative - 1

Item 2.	Description of Property.

We lease approximately 3,397 square feet of office space for our principal place of business located at 516 West Shaw Avenue # 103, Fresno, California  93704. The lease began in March 2005 for a term of seven years. The lease is non-cancelable. Rent expense was $55,342 during the period covered by this report.

We have a branch in London, Ontario Canada which occupies approximately 1,000 square feet of office space. We lease this office space for approximately $1,333 per month. The lease began in July 2006 for a term of twelve months.

We believe that our facilities are adequate to meet our current needs. Should we need to expend, which is not currently contemplated, we anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future. Our offices are in good condition and are sufficient to conduct our operations.

Item 3.	Legal Proceedings.

There are no pending or threatened lawsuits against us.

We are currently pursuing an operating credit card processing service that failed to return our deposit of approximately $35,000.  The credit card processing service is currently pursing action against its bank to recover this sum and has orally agreed to pay us this amount if recovered. However, as the processor is not located in the U.S., if they do not pay us as orally agreed, we do not intend to institute litigation due to the cost of litigation and uncertainty of collection. Although as the company is still in business and we may be able to collect, recovery is uncertain, so we have provided an allowance on our financial statements for the entire balance in case it is not collected.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We are currently seeking to have our common stock cleared from quotation on the over-the-counter Bulletin Board of which there can be no assurance.

Holders of Record

As of September 28, 2006, there were approximately 73 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

In December 2005, we sold 171,340 shares of common stock to 48 individuals or entities, 16 of whom were accredited investors, at a price of $1.25 per share for total consideration of $214,175.

On June 13, 2006, we entered into an addendum to an amended and restated service agreement with Public Company Management Corporation, GoPublicToday.com, Inc., or GPT and Public Company Management Service, Inc., or PCMS. The amended and restated agreement originally provided, in pertinent part, for the issuance to PCMS of 750,000 shares of our common stock for compliance services to be rendered to us during the first twelve months subsequent to the effective date of any registration of securities under the Securities Act of 1933 or the Securities and Exchange Act of 1934. The amended and restated agreement should have provided for the issuance of only 375,000 shares. The 750,000 shares were issued in advance on February 28, 2006. By mutual agreement, this number of shares was reduced to 375,000. We further mutually agreed that PCMS will not provide compliance services to us and PCMS has returned all 750,000 shares for cancellation.

We relied upon Section 4(2) of the Securities Act for these issuances. We believed that Section 4(2) was available because:

•	none of these issuances involved underwriters, underwriting discounts or commissions;
•	we placed restrictive legends on all certificates issued;
•	no sales were made by general solicitation or advertising; and
•
the distributions were made only to investors who were accredited or sophisticated enough to evaluate the risks of the investment, based upon the fact that all investors were known to us and had a prior relationship with us and based upon information provided in subscription agreements.

The offerings were conducted by our officer and director, who received no commissions or other remuneration. An offering circular was used in the December 2005 offering.

In connection with the above transactions, although some of the investors were accredited, we provided the following to all investors:

•	access to all our books and records;
•	access to all material contracts and documents relating to our operations; and
•	the opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

The offering circular furnished to investors advised investors in writing in capital letters of their rights to access to information as described above. The subscription agreement accompanying the offering circular contained similar language concerning and investor representations confirming access to information as well as additional investor representations and questions answered by investors concerning investors’ sophistication and ability to bear the risk of loss of the investment. Further, there were follow-up telephone conversations between the company and each investor after receipt of the subscription agreements.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective investors were also invited to visit our offices.

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the “Commission” or the “SEC”) relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of investors to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

In addition, various state securities laws impose restrictions on transferring penny stocks.

Item 6.	Management’s Discussion and Analysis of Plan of Operation.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding our future financial performance, business strategy, milestones, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed in this section under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements including milestones. Most of these factors are difficult to predict accurately and are generally beyond our control. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We were originally incorporated in Nevada as PTN Investment Group, Inc. on October 23, 2003. In May 2005, we amended our Articles of Incorporation to change our name to Pro Travel Network, Inc. from PTN Investment Group, Inc. and reduce the aggregate number of our authorized shares to 50,000,000 from 75,000,000. Prior to the amendment, two non-employee shareholders returned an aggregate of 6,000,000 shares to us which we cancelled. Following this cancellation, we had 69,000,000 shares issued and outstanding. We wanted to restructure our capital structure in anticipation of going public. As our original employee stockholders had spent substantial time and effort on the development of our business and the original non-employee stockholders were passive investors, the two passive investors decided it would be more equitable for them to give up a portion of their share ownership to effect the proposed capital restructure. Contemporaneous with the reduction of the number of authorized shares, we issued new certificates for a total of 23,000,000 shares to replace the certificates for the then outstanding 69,000,000 shares that were previously issued in the name of PTN Investment Group, Inc.

Pro Travel Network, Inc. is an Internet provider of online travel stores for travel agencies and home-based representatives using our services and technology.

We currently offer the following products:

•	Independent Travel Agent Program or ITAP - $349.99 initial fee; $99 annual fee after first year - sold by our Independent Representatives.

•	Marketing Opportunity - $29.99 monthly license fee.

We currently support over 6,800 independent travel agents and over 2,900 Independent Representatives throughout North America.

Critical Accounting Estimates

The financial statements include estimates made by management that impact the amounts reflected for property and equipment as well as security deposits, as detailed below:

Property & Equipment

Management has estimated the useful lives as the basis for depreciating its property and equipment. Estimated useful lives utilized for depreciating property and equipment are three years for all computer equipment and software and seven years for furniture and fixtures. Management believes these estimates are very conservative.

Security Deposits

Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectibility in the amount of $35,353 as of June 30, 2006 (See the section entitled “Legal Proceedings,” above).

Results of Operations

Fiscal Year Ended June 30, 2006 Compared to the Fiscal Year Ended June 30, 2005

For the fiscal year ended June 30, 2006, revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 81%, National Training Events - 15%, Travel Commissions - 4%.  For the fiscal year endend June 30, 2005, revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 87%, National Training Events - 12%, and Travel Commissions- 2%.  We had total revenues of $2,633,554 for the fiscal year ended June 30, 2006, which was an increase of $953,194 or 57% over our revenue for the fiscal year ended June 30, 2005, which was $1,680,360.  Total revenues increased as a result of increased sales across the board, due to increased awareness in the marketplace, due to the increase in the number of Independent Representatives marketing our products, with travel commission revenue showing the largest percentage increase.   We expect that as ITAP sales and the number of active agents increase, the resulting travel commissions will continue to increase as a percentage of our overall revenue.

Our cost of sales increased $524,065, or 51%, to $1,551,289 for the fiscal year ended June 30, 2006, as compared to cost of sales of $1,027,224 for the fiscal year ended June 30, 2005.  Our cost of sales increased as a direct result of greater sales of our products.

We had gross profit of $1,082,265 for the fiscal year ended June 30, 2006, which was an increase of $429,129, or 66%, when compared to our gross profit for the fiscal year ended June 30, 2005, which was $653,136. Our increase in gross profit was attributable to the increase in our sales.

Our total operating expenses increased $215,969, or 25%, to $1,093,438 for the fiscal year ended June 30, 2006, as compared to total operating expenses of $877,469 for the fiscal year ended June 30, 2005. The increase in total operating expenses was mainly due to rent, staff, and hosting fees in connection with Pro Travel Network.com.  Staffing increased from 9 employees, with total salary of $278,218 for the fiscal year ended June 30, 2005, to 14 employees and total salary of $611,930 for the fiscal year ended June 30, 2006.

Other income and expense included an increase in net interest income of $5,348, to $5,477 for the fiscal year ended June 30, 2006, as compared to net interest income of $129 for the fiscal year ended June 30, 2005, an increase in gain on sale of investments of $1,353 and an increase in loss on foreign currency of $181 for the fiscal year ended June 30, 2006, compared to gain on sale of investments of $0 and loss on foreign currency of $0 for the fiscal year ended June 30, 2005.

We had net loss applicable to common stock of $4,524 for the fiscal year ended June 30, 2006, compared to a net loss applicable to common stock of $224,204 for the fiscal year ended June 30, 2005. Cash and non-cash compensation paid to GoPublicToday.com, Inc. for advisory and consulting services in connection with our efforts to become a fully reporting public company was $25,800 during the fiscal year ended June 30, 2006, compared to $305,000 during the fiscal year ended June 30, 2005. Although compensation paid GoPublicToday.com, Inc. is non-recurring, we will incur costs related to being a fully reporting public company in the future.

We had other comprehensive expense during the fiscal year ended June 30, 2006 consisting of unrealized loss on investments of $10,232. We did not have other comprehensive income or expense during the fiscal year ended June 30, 2005. Our comprehensive loss was $14,756 for the fiscal year ended June 30, 2006.

Commitments and Contingencies

Details regarding the lease for our principal place of business are as follows:

•	Address: City/State/Zip 516 W. Shaw Avenue #103, Fresno, CA 93704
•	Number of Square Feet: 3,397
•	Name of Landlord: J&D Properties
•	Term of Lease: 7 years, commencing March 2005
•	Monthly Rental: Escalating from $4,397 at commencement to $5,374 in the final year of the lease.

Our lease was amended in July, 2005, and monthly rent was reduced. The amount of reduction was due to an agreement to allow in the future an adjacent tenant to have access to 140 square feet of our current 3,397 square feet. All other terms remain the same. The lease is non-cancelable. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. Future minimum rental payments, by year and in the aggregate under these leases are as follows and include 3 months of prepaid rent for our principal place of business for July 2007 and July/August 2008:

Year Ending June 30,	Amount

2007	$72,744
2008	56,744
2009	56,744
2010	56,744
2011	56,744
Thereafter	56,744

$356,464

Milestones

During the upcoming year we plan on launching full Canadian operations, with the opening of a Canadian office in Ontario that occurred in July 2006. The most major goal towards achieving our business objectives over the next year is our goal of having 100% of our agents booking travel. Continuing operations will always focus on ways to increase our marketing sales force. As described below in “Liquidity and Capital Resources,” we will need to obtain $250,000 in additional financing to expand our operations as outlined in the Milestone table below.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Estimated Cost of Completion

Develop Canadian infrastructure	Secure office space in Toronto, office equipment and develop “specific” marketing materials and hiring additional employees	3 months	$50,000
Launch Canadian Marketing Phase	PTN Canadian marketing tour and seminars designed to develop sales force	4 - 12 months	$50,000
Creation of Travel Marketing staff	Marketing head and staff to drive bookings up	2 - 4 months	$50,000
Achieve average ITAP sales of 1,000 per month	Aggressively Recruit top leadership in the multi-level marketing Industry	3 - 12 months	$100,000

All steps will be undertaken contemporaneously.

Our marketing effort will be directed at expanding our representative network through personal contact or seminars.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets of $598,754 consisting of cash and cash equivalents of $366,881, accounts receivable of $56,175, inventory of $18,735, investments of $137,041 and prepaid expenses of $19,922. Our cash balances exceeded FDIC insurance protection levels by approximately $186,000 at June 30, 2006 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the fiscal year ended June 30, 2006.

We had total current liabilities of $432,681 consisting of accounts payable of $45,355, accrued expenses of $206,770 and deferred national event revenue of $180,556. Accrued expenses consisted of accrued employees salaries and benefits of $62,522 and commissions and vacation points owed our representatives in the amount of $144,248, of which approximately $70,963 was the estimated full potential value of PTN Rewards points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks. Deferred national event revenue represents payments that we receive in advance for national events that are scheduled to take place in a future period and is recognized when the scheduled event takes place and expenses related to the event are incurred.

We had working capital of $166,073 as of June 30, 2006.

During the fiscal year ended June 30, 2006, net cash increased $282,543 consisting of $232,147 provided by operating activities and $214,175 provided by financing activities from the issuance of common stock, which were offset by $163,779 used in investing activities. The first time we had positive cash flow from operations was during the fiscal year ended June 30, 2005. A major factor that has positively influenced available cash going forward was the reduction from 10% held reserve to 0% held reserve, from our credit card merchant account provider in October 2005. In addition, we expect certain of our expenses will diminish, in relation to revenue, due to the phasing out of major infrastructure expenses, such as furniture, computers, and software, but these reductions are anticipated to be offset by the increased costs of running a public company versus a private company and operating our Canadian office.

Net cash provided by operating activities during the fiscal year ended June 30, 2006, consisted of net loss of $4,524, adjustments for share based compensation of $10,000 and depreciation and amortization of $16,696, a decrease in prepaid expenses and other of $25,819, and increases in accounts payable and accrued expenses of $168,349 and deferred revenue of $58,778, which were offset by net loss of $4,524, an adjustment for gain on sale of investments of $1,353 and increases in accounts receivable of $33,170 and inventory of $8,448. Deferred revenue was comprised of monies for a national event, which monies had been received on or before the date of the financial statements but for which the national event had not occurred as of the date of the financial statements, resulting in the deferral.

Net cash used in investing activities during the fiscal year ended June 30, 2006, consisted of property and equipment purchases of $15,950, investments purchases of $161,503 and deposits of $1,910, which were offset by sale of investments of $15,584.

In April 2005, we entered into an agreement with GoPublicToday.com, Inc., or GPT, to perform consulting and advisory services to assist us in our efforts to become a fully reporting publicly traded company. We have paid GPT $65,000 of the $75,000 pursuant to our agreement and issued GPT 500,000 restricted shares of our common stock. There are no registration rights for these shares. Neither GPT nor any of its affiliates have assisted or will assist us in selling or marketing shares of our common stock or in press releases we may issue or have provided any other services to us.

In order to deal with on-going SEC compliance issues, related to filing of reports on Forms 10-KSB and 10-QSB and Sarbanes-Oxley compliance issues, we had agreed to retain Public Company Management Services, Inc., or PCMS, an affiliate of GPT. The fee for these services was 375,000 shares, with no registration rights, plus $4,000 per month for twelve months. In addition to the $65,000 that we had paid GPT as of June 30, 2006, we have paid approximately $7,090 for services which PCMS has provided to us in anticipation of our being a public company and to maintain a document management intranet. On June 13, 2006, we entered into an addendum to an amended and restated service agreement with GPT and its affiliates. The amended and restated agreement originally provided for the issuance to PCMS of 750,000 shares. The 750,000 shares were issued in advance on February 28, 2006. Pursuant to the addendum, PCMS returned 375,000 shares which were cancelled and the remaining 375,000 shares were reissued in the name of PCMS and escrowed. We entered into a second addendum with GPT and its affiliates, including PCMS to terminate the mutual rights and obligations regarding compliance under the amended and restated agreement. As a result, PCMS will not provide compliance services to us and the remaining 375,000 shares that were reissued in the name of PCMS were cancelled. In addition, we are no longer required to pay PCMS $4,000 per month for twelve months, or an aggregate of $48,000, for compliance services. The amended and restated agreement remains effective in all other respects.

We believe our cash and investment resources of $503,922 as of June 30, 2006, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We are expanding our business operations in Canada as outlined in the Milestone table, above. We estimate that we need an additional $250,000 of capital for the expansion. We hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Milestone table will be delayed.

Risk Factors

Risk Related To Our Business

Because our Internet-based hosted home base travel agent and travel services company is a relatively new method to market travel services and to make travel arrangements, we face significant barriers to acceptance of our services.

Our sales and revenues will not grow as we plan if people who want to become independent travel agents do not purchase our Independent Travel Agent Program product or become independent representatives selling this program, if consumers and businesses do not purchase significantly more travel products online than they currently do, or if the use of the Internet as a medium of commerce for travel products does not continue to grow or grows more slowly than expected. Consumers and businesses have traditionally relied on personal contact with travel agents and travel suppliers and are accustomed to a high degree of human interaction in purchasing travel products. The success of our business is dependent on a significant increase in the number of people who want to become independent travel agents who purchase our Independent Travel Agent Program product or become independent representatives selling this program and consumers and businesses who use the Internet to purchase travel products from our agents.

Adverse changes or interruptions in our relationships with travel suppliers could affect our access to travel offerings and reduce our revenues.

We rely on various agreements with our airline, hotel and auto suppliers, and these agreements contain terms that could affect our access to inventory and reduce our revenues. All of the relationships we have are freely terminable by the supplier upon notice. None of these arrangements are exclusive and any of our suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors.

We cannot assure you that our arrangements with travel suppliers will remain in effect or that any of these suppliers will continue to supply us and our agents with the same level of access to inventory of travel offerings in the future. If access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it could reduce our revenues.

Our failure to establish and maintain representative relationships for any reason could negatively impact sales of our products and reduce our revenues.

We distribute our products through independent representatives, and we depend upon them for sales revenue. For the the fiscal yer ended June 30, 2006, 4% of our revenues were comprised of commissions. To increase our revenue, we must increase the number of, or the productivity of, our representatives. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of representatives. There may be a high rate of turn-over among our representatives. Since our inception, we have had approximately 1,900 independent travel agents that have become inactive for non-payment of the annual fee after their first year as an agent. The loss of a significant number of representatives without replacements being secured for any reason could reduce sales of our products and could impair our ability to attract new representatives.

If we fail to attract and retain representatives in a cost-effective manner, our ability to grow and become profitable may be impaired.

Our business strategy depends on increasing our overall number of customer transactions in a cost-effective manner. In order to increase our number of transactions, we must attract new representatives. Although we have spent significant financial resources on sales and marketing and plan to continue to do so, these efforts may not be cost effective in attracting new representatives or increasing transaction volume. If we do not achieve our marketing objectives, our ability to grow and increase revenues may be impaired.

Our success depends on maintaining the integrity of our systems and infrastructure, which if not maintained could reduce our revenues.

In order to be successful, we must provide reliable, real-time access to our systems for our representatives, customers and suppliers. As our operations grow in both size and scope, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of people and travel suppliers enhanced products, services, features and functionality.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could reduce our revenues.

Our computer systems may suffer failures, capacity constraints and business interruptions that could increase our operating costs and cause us to lose customers and reduce our revenues.

Our operations face the risk of systems failures. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, computer hacking break-ins, earthquake, terrorism and similar events.  The occurrence of a natural disaster or unanticipated problems at our facilities or locations of key vendors could cause interruptions or delays in our business, loss of data or render us unable to process reservations.  In addition, the failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster or other occurrence of any or all of these events could adversely affect our reputation, brand and business.  In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly.  In addition, our business interruption insurance may not adequately compensate us for losses that may occur.

Rapid technological changes may render our technology obsolete or decrease the attractiveness of our products to representatives and consumers.

To remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our website. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures and new business models.  If competitors introduce new products embodying new technologies, or if new industry standards and practices emerge, our existing website, technology and systems may become obsolete.

Our future success will depend on our ability to do the following:

•	enhance our existing products;
•	develop and license new products and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers; and
•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our website and other technology entails significant technical and business risks which could reduce our revenues

We may use new technologies ineffectively or we may fail to adapt our website, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website functionality that allows searches and displays of ticket pricing and travel itineraries is a critical part of our service, and it may become out-of-date or insufficient from our customers' perspective and in relation to the search and display functionality of our competitors' websites. If we face material delays in introducing new services, products and enhancements, our representatives, customers and suppliers may forego the use of our products and use those of our competitors.

Declines or disruptions in the travel industry, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within the travel industry could reduce our revenues.

Our business is affected by the health of the travel industry. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Since 2001, the travel industry has experienced a protracted downturn, and there is a risk that a future downturn, or the continued weak demand for travel, could adversely affect the growth of our business. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft, resulted in a decline in travel bookings throughout the industry. The long-term effects of events such as these could include, among other things, a protracted decrease in demand for air travel due to fears regarding terrorism, war or disease. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly reduce our revenues.

Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

•	higher fares and rates in the airline industry or other travel-related industries;
•	labor actions involving airline or other travel suppliers;
•	political instability and hostilities;
•	fuel price escalation;
•	travel-related accidents; and
•	bankruptcies or consolidations of travel suppliers and vendors.

Evolving government regulations could impose taxes or other burdens which increase the cost of travel or otherwise make travel less desirable, which could decrease demand for travel and have the potential to materially reduce our revenues.

We must comply with laws and regulations applicable to online commerce and the sale of travel services.  Increased regulation of the Internet or travel services or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, or could increase the cost of travel services, which could decrease travel and thus lead to reduced commission revenues.

In addition to federal regulation, state and local governments could impose additional taxes on Internet-based sales or on travel services such as air fares and hotel room and car rental rates. We would not have to pay these taxes; rather, they would be added to the room rates or other travel purchased and paid directly by the traveler. However, these taxes would increase travel costs. Increased travel costs could decrease the demand for travel and thus lead to reduced commission revenues. Any state and local governments in any jurisdiction in which we do business could, without us being aware, impose additional taxes on Internet-based sales or on travel services such as air fares and hotel room and car rental rates, including increased hotel occupancy taxes. If these types of taxes were imposed and travel and related hotel bookings materially decreased, the amount of commissions we receive and thus our revenues could be materially reduced. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks which may lead to reduced revenues. In addition, new regulations, domestic or international, regarding the privacy of our users' personally identifiable information may impose on us additional costs and operational constraints.

Because our market is seasonal, our quarterly results could fluctuate.

Our market experiences seasonal fluctuations, reflecting seasonal trends for the products offered by our representatives, as well as Internet services generally. For example, traditional leisure travel bookings are higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods, but online travel reservations may decline with reduced Internet usage during the summer months. In the last two quarters of the calendar year, demand for travel products generally declines and the number of bookings flattens or decreases. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to us by travel suppliers.

Our business is exposed to risks associated with online commerce security and credit card fraud which could reduce our revenues.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Our servers and those of our service providers may be vulnerable to viruses or other harmful code or activity transmitted over the Internet. A virus or other harmful activity could cause a service disruption.

In addition, we bear financial risk from products or services purchased with fraudulent credit card data. Although we have implemented anti-fraud measures, a failure to control fraudulent credit card transactions adequately could adversely affect our business. Because of our limited operating history, we cannot assure you that our anti-fraud measures are sufficient to prevent material financial loss. Since we cannot exert the same level of influence or control over our representatives as we could were they our own employees, our representatives could fail to comply with our policies and procedures, which could result in claims against us that could harm our financial condition and operating results. We are not in a position to directly provide the same direction, motivation and oversight for our representatives as we would if such representatives were our own employees. As a result, there can be no assurance that our representatives will participate in our marketing strategies or plans, accept our introduction of new products and services, or comply with our policies and procedures.

Because it can be difficult to enforce policies and procedures designed to govern the conduct of our representatives and to protect the goodwill associated with our business because of the number of representatives and their independent status, our revenues could be reduced if we fail to enforce these policies and procedures.

Violations by our representatives of applicable laws or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our representatives.

Adverse publicity concerning any actual or purported failure of us or our representatives to comply with applicable laws and regulations, whether or not resulting in enforcement actions or the imposition of penalties, could harm the goodwill of our company and could reduce our ability to attract, motivate and retain representatives, which would reduce our revenues. We cannot ensure that all representatives will comply with applicable legal requirements.

Our marketing program could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and reduce our revenues.

Our network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable laws or regulations. Regulations applicable to network marketing  organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization's products rather than investments in the organization or other non-retail  sales-related criteria. The regulatory requirements concerning network marketing programs do not include "bright line" rules and are inherently fact-based and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could reduce our revenues.

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in any market in which we operate, could reduce our revenues.

Because insiders control our activities, they may block or deter actions that you might otherwise desire that we take and may cause us to act in a manner that is most beneficial to such insiders and not to outside shareholders.

Our CEO, President and sole director, Mr. Paul Henderson, controls approximately 52.3% of our common stock, and we do not have any non-employee directors. As a result, he effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. He also has the ability to block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

Our management decisions are made by Paul Henderson, CEO and President; if we lose his services, our revenues may be reduced.

The success of our business is dependent upon the expertise of Paul Henderson, CEO and President. Because Paul Henderson is essential to our operations, you must rely on his management decisions. Paul Henderson, CEO and President will continue to control our business affairs after the filing. We have not obtained any key man life insurance relating to Paul Henderson. Paul is currently subject to an IRS lien.  If we lose his services, we may not be able to hire and retain another CEO or President with comparable experience. As a result, the loss of the services of Paul Henderson could reduce our revenues.

Risk Related To Our Common Stock

Because our common stock will be considered a penny stock, any investment in our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

If our common stock trades in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Because there is not now and may never be a public market for our common stock, investors may have difficulty in reselling their shares.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits investors' ability to resell their shares.

Because the offering price of our most recent sales of common stock of $1.25 per share was arbitrarily set by our Board of Directors and accordingly does not indicate the actual value of our business, investors may not be able to sell their stock for a price in excess of $1.25 per share and thus could suffer an investment loss.

The offering price of our most recent sales of common stock of $1.25 per share is not based upon earnings or operating history, does not reflect our actual value, and bears no relation to our earnings, assets, book value, net worth or any other recognized criteria of value. No independent investment banking firm was retained to assist in determining the offering price for the shares. Accordingly, the offering price should not be regarded as an indication of any future price of our stock. Any investors in our common stock, including those who invest in our common stock at a price less than $1.25 per share, could suffer an investment loss.

Because sales of our common stock under Rule 144 could reduce the price of our stock investors may not be able to sell their stock for a price in excess of the price they paid to acquire our stock and thus could suffer an investment loss.

As of September 28, 2006, there are 900,340 shares of our common stock held by non-affiliates and 23,000,000 shares of our common stock held by officers, directors and stockholders that currently own more than 5% of our securities that Rule 144 of the Securities Act of 1933 defines as restricted securities. We registered 400,340 of these shares with the SEC on a registration statement on Form SB-2, as amended, File No. 333-132127, which was declared effective on July 19, 2006. No Shares have been sold pursuant to Rule 144 of the Securities Act of 1933.

In addition to the registered shares that are available for resale, as a result of the provisions of Rule 144, restricted securities could be available for sale in a public market, if developed, generally beginning 90 days after the effective date of the registration statement, assuming the holding period, volume and method of sale limitations in Rule 144 can be satisfied to the extent required.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire Board of Directors, all of which are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the Board of Directors as a whole. All members of the Board of Directors are not independent directors. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pro Travel Network, Inc.
Fresno, California

We have audited the accompanying balance sheet of Pro Travel Network, Inc. as of June 30, 2006, and the related statements of operations, changes in shareholders’ equity, and cash flows for the two year period then ended. These financial statements are the responsibility of the management of Pro Travel Network, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Pro Travel Network, Inc. as of June 30, 2006, and the results of its operations and cash flows for the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

August 23, 2006

PRO TRAVEL NETWORK, INC.
BALANCE SHEET
June 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$366,881
Accounts receivable	56,175
Inventory	18,735
Investments	137,041
Prepaid expenses	19,922
Total current assets	598,754

PROPERTY and EQUIPMENT, net	40,531

OTHER ASSETS
Security deposits, net of allowance of $35,353	115,286
TOTAL ASSETS	$754,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$45,355
Accrued expenses	206,770
Deferred national event revenue	180,556
Total current liabilities	432,681

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized,
23,900,340 and 23,709,000 shares issued and outstanding	23,900
Additional paid-in-capital	654,775
Retained deficit	(356,785)
Total shareholders’ equity	321,890
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$754,571

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,
	2006		2005
REVENUE
Travel agent products		$2,118,683	$1,453,972
National events		406,500	196,624
Commissions		108,371	29,764
Total revenues		2,633,554	1,680,360

Travel agent products		1,171,113	822,602
National events		380,176	204,622
COST OF SALES		1,551,289	1,027,224
Gross profit		1,082,265	653,136
OPERATING EXPENSES
Compensation expense		611,930	278,218
Professional and consulting fees		99,041	346,999
General and administrative expenses		365,771	240,240
Depreciation expense		16,696	12,012
Total operating expenses		1,093,438	877,469
Loss from operations		(11,173)	(224,333)
OTHER INCOME (EXPENSE)
Interest income, net		5,477	129
Gain on sale of investments		1,353	-
Loss on foreign currency		(181)	-
Net loss applicable to common stock		$(4,524)	$(224,204)
OTHER COMPREHENSIVE EXPENSE

Unrealized loss on investments		(10,232)	-

Comprehensive loss		$(14,756)	$(224,204)

Basic and Diluted Per Common Share Data
Basic and diluted net loss per share	$	(0.00)	$(0.01)

Weighted average shares outstanding		23,785,205	23,130,619

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2006 and 2005

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Total

Balances, June 30, 2004	23,000,000	$23,000	$77,000	$(117,825)	$(17,825)

Stock issued for:
Cash	209,000	209	104,291	-	104,500
Services	500,000	500	249,500	-	250,000

Net loss				(224,204)	(224,204)

Balances, June 30, 2005	23,709,000	23,709	430,791	(342,029)	112,471

Stock issued for:
Cash	171,340	171	214,004	-	214,175
Services	20,000	20	9,980	-	10,000

Unrealized loss on investments				(10,232)	(10,232)

Net loss				(4,524)	(4,524)

Balances, June 30, 2006	23,900,340	$23,900	$654,775	$(356,785)	$321,890

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,
	2006	2005

Cash flows from operating activities
Net loss	$(4,524)	$(224,204)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Share based compensation	10,000	250,000
Provision for bad debt	-	14,349
Depreciation and amortization	16,696	12,012
Gain on sale of investments	(1,353)	-
Changes in assets and liabilities:
Accounts receivable	(33,170)	(19,000)
Inventory	(8,448)	(9,137)
Prepaid expenses and other	25,819	(172,716)
Accounts payable and accrued expenses	168,349	40,195
Deferred revenue	58,778	121,778

Net cash provided by operating activities	232,147	13,277

Cash flows from investing activities
Purchase of property and equipment	(15,950)	(35,060)
Purchase of investments	(161,503)	-
Sale of investments	15,584	-
Deposits	(1,910)	-
Net cash flows used in investing activities:	(163,779)	(35,060)

Cash flows from financing activities
Sale of common stock	214,175	104,500

Net increase in cash and cash equivalents	282,543	82,717

Cash and cash equivalents
Beginning of year	84,338	1,621
End of year	$366,881	$84,338

Supplemental disclosure requirements:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of the financial statements.

NOTE A - NATURE OF BUSINESS

Nature of Business

Pro Travel Network, Inc. is a Nevada corporation that was incorporated on October 23, 2003. Pro Travel was initially named PTN Investment Group, Inc. and up through May 2005 was doing business as Pro Travel Network. In May 2005, Pro Travel changed its name to Pro Travel Network, Inc.

Pro Travel serves the travel industry by providing tools, support systems, and comprehensive training for its extensive network of independent, home-based travel agents throughout North America.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Pro Travel considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Credit Risk

Pro Travel is subject to credit risk relative to its trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of its customer base and the geographic dispersion of such customers. Pro Travel estimates losses for uncollectible trade receivables based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. For the years ended June 30, 2006, and 2005, respectively, Pro Travel has determined that no allowance for doubtful accounts is necessary.

Cash balances exceeded FDIC insurance protection levels by approximately $186,000 at June 30, 2006 and at certain points throughout the year subjecting Pro Travel to risk related to the un-protected balance. Pro Travel has determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the year ending June 30, 2006.

Inventories

Inventories consist primarily of training aids provided to travel agents who register in our Independent Travel Agent Program and other promotional products and are valued at the lower of cost (determined using an average cost method)or market. Pro Travel records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated market value based on assumptions about future market demand and market conditions. For the years ended June 30, 2006, and 2005, respectively, Pro Travel has determined that no obsolete or slow-moving inventory valuation is necessary.

Investments

Pro Travel classifies its investments as available-for-sale which are reported at estimated fair value with unrealized gains and losses included in other comprehensive expense net of applicable deferred income taxes. The annual amortization or accretion (if applicable) is recorded as a charge or credit to interest income. Realized gains and losses on sales are recognized in net income on the specific identification basis. The estimated fair values of investments are based on quoted market prices or dealer quotes.

Property and Equipment

Property and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Statements of Operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	7 years

Computers and software	3 years

Leasehold improvements	Shorter of asset life or term of lease

Depreciation and amortization expense related to property and equipment was approximately $16,696 and $12,012 for the years ended June 30, 2006, and 2005, respectively.

Revenue Recognition

Pro Travel recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sale price is fixed and determinable and collectibility is reasonably assured. Pro Travel’s primary sources of revenue are discussed below.

Travel Agent Products
Pro Travel’s revenues from sales of travel agent products primarily relate to sales of its independent travel agent package kit (“ITAP Kit”) and sales of its representative trainer program license (“RT License”). Purchasers of the ITAP Kit receive every thing they need to start their own travel agency and become an independent travel agent. Purchasers of the RT License gain access to the network marketing side of Pro Travel’s business.

National Event Services
National event services revenues relate to special promotional training events Pro Travel organizes for purchasers of its travel agent products that are held three to four times a year at resort destination locations. These are training events designed to give Pro Travel’s independent travel agents the opportunity to enhance their skills by learning new and innovative ways to maximize the earnings potential of their recently acquired travel agent products. Since these training events occur at a specific point in time, all proceeds received from participants and expenditures paid to the resort vendors are deferred and recognized in the period in which the event occurs. Pro Travel evaluates the proceeds received from participants relative to non-refundable event expenditures that it has made on a monthly basis to assess expected profitability. At such time as Pro Travel makes a determination that it is probable that it will not realize participant bookings sufficient to cover its non-refundable event expenditures Pro Travel recognizes a charge equal to the anticipated deficiency.

Commission Revenue
Pro Travel has negotiated arrangements with many travel industry vendors (e.g., hotels, vacation resorts and cruise lines) (“Preferred Suppliers”) that provide Pro Travel the opportunity to earn a commission when one of its independent travel agents makes a booking with one of the Preferred Suppliers. At the time Pro Travel sells one of its ITAP Kits, it also enters into an agreement with the independent travel agent wherein the independent travel agent agrees that it will earn a percentage (typically 70%) of any commissions generated from bookings with Preferred Suppliers. As the host travel agency, Pro Travel receives the commission payment directly from the Preferred Supplier. Upon receipt of the commission from the Preferred Supplier, Pro Travel recognizes income equal to the gross commission received and recognizes an expense equal to the percentage of the commission due the independent travel agent.

Allowance for Cancellations and Returns
Pro Travel provides an allowance for cancellations and returns of travel agent products based on historical experience. Cancellations and returns are applied to the allowance when realized. No allowance was considered necessary as of June 30, 2006 and 2005.

Income Taxes

Pro Travel recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pro Travel recognizes deferred tax assets if it is more likely than not that the assets will be realized in future years.

Stock-Based Compensation

From time to time, Pro Travel issues shares of common stock to its directors, certain employees and non-employee service providers. The Company recognizes the estimated fair value of those shares at the date of grant as unearned compensation and amortizes such amount to compensation expense ratably over the vesting period of each grant. In those instances where the award is immediately vested, Pro Travel recognizes a charge for stock based compensation on the grant date..

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation." SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. As of June 30, 2005, Pro Travel has not issued any options to employees. Pro Travel will adopt SFAS No. 123R as of January 1, 2006, the beginning of its third interim reporting period. The impact of the adoption of SFAS No. 123R on the financial statements of Pro Travel during fiscal year 2006 will depend largely on the number of grants, if any, that are made to employees.

Pro Travel does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made on the 2006 financial statements to conform with the 2005 presentation.

Net Income Per Common Share

Basic net income(loss) per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and Redeemable Convertible Preferred Stock and are calculated using the treasury stock method. As of June 30, 2006 and 2005, there were no dilutive potential common shares outstanding.

NOTE C — INVESTMENTS

The aggregate amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value, for available for sale securities by major security type at June 30, 2006 is as follows:

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificate of deposits	$125,428	$-	$-	$125,428
Corporate equity investments	21,845	-	10,232	11,613
Total	$147,273	$-	$10,232	$137,041

The amortized cost and estimated fair value of investment securities at June 30, 2006 by contractual maturity are shown below.

		Estimated
	Amortized	Fair
Fair Value	Cost	Value
Due in one year or less	$125,428	$125,428
Corporate equity investments	21,845	11,613
Total	$147,273	$137,041

NOTE D - PROPERTY & EQUIPMENT

Property & equipment as of June 30,2006 consists of the following:

Description	June 30, 2006
Furniture and fixtures	$19,087
Equipment	24,725
Websites/Software	28,198
Total property and equipment, gross	72,010
Less accumulated depreciation	(31,479)
Total property and equipment, net	$40,531

NOTE E — COMMON STOCK

Issuances for Services

On July 31, 2005, Pro Travel granted 20,000 shares of common stock to its employees as a stock bonus. The Company recognized share based compensation expense of $10,000 for the year ended June 30, 2006, based upon the estimated fair market value of the shares at the grant date. Since Pro Travel’s stock was not listed on a public exchange the fair market value per share was based upon the estimated value received in historical stock transactions. These charges for share based compensation expense are included in compensation expenses in the statements of operations.

Issuances for Cash

On February 27, 2006, Pro Travel sold 171,340 shares of common stock for $214,175.

NOTE F - SECURITY DEPOSITS

Deposits are comprised of operating lease deposits of $15,286 and amounts on deposit with two third-party credit card payment processing services that serve as collateral in case Pro Travel ceased operations or experienced excessive charge backs with its customers totaling $135,353. Of the $135,353, $35,353 relates to a credit card processing service that ceased operations prior to returning Pro Travel’s deposit. Although Pro Travel is pursuing collection of this amount, it has provided an allowance for the entire balance.

NOTE G - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2006:

Rep commissions payable	$73,285
PTN Reward Points payable	70,963
Accrued employee salaries and benefits	62,522

Total accrued liabilities	$206,770

PTN Reward Points payable represent incentive awards for agent bookings.

NOTE H - DEFERRED NATIONAL EVENT REVENUE

Represents payments received in advance for National Events that are scheduled to take place in a future period. Revenue will be recognized by Pro Travel when each scheduled event takes place and expenses related to the event are incurred.

NOTE I - INCOME TAXES

Income taxes are not due since Pro Travel has continued to operate at net loss since inception. Pro Travel has deductible net operating losses of approximately $26,784 at June 30, 2006. These losses begin to expire in 2024. Components of deferred tax assets and liabilities at June 30, 2006 are as follows:

Deferred tax asset - net operating loss carry-forwards	$9,375
Deferred tax liability - unrealized holding loss on investments	(3,531)
Valuation allowance	(5,844)

Net deferred tax asset	$-

Pro Travel has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE J — COMMITMENTS AND CONTINGENCIES

Pro Travel leases office space under a non-cancelable operating lease. Rent expense was $55,342 and $21,560 for the years ended June 30, 2006, and 2005, respectively. On June 27, 2006, Pro Travel leased 1,000 sq. ft. of office space in London, Ontario under a one year non-cancelable operating lease beginning in July 2006.

Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at June 30, 2006 are as follows:

Year Ending June 30,	Amount
2007	$72,744
2008	56,744
2009	56,744
2010	56,744
2011	56,744
Thereafter	56,744

$356,464

During the normal course of business, Pro Travel may become involved in various claims and legal actions. Management of Pro Travel establishes estimated liabilities for contingencies consistent with guidance prescribed in SFAS 5. Currently, management believes Pro Travel has no material exposure related to litigation or other loss contingencies and therefore no provision has been made for potential loss contingencies for the years ending June 30, 2006, and 2005, respectively.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

Form 8-K, Item 1.01 Entry into a Material Definitive Agreement

On June 13, 2006, we entered into an addendum to an amended and restated service agreement with Public Company Management Corporation, or PCMC, GoPublicToday.com, Inc., or GPT and Public Company Management Service, Inc., or PCMS. The amended and restated agreement originally provided, in pertinent part, for the issuance to PCMS of 750,000 shares of our common stock for compliance services to be rendered to us during the first twelve months subsequent to the effective date of any registration of securities under the Securities Act of 1933 or the Securities and Exchange Act of 1934. The 750,000 shares were issued in advance on February 28, 2006. Pursuant to the addendum, PCMS returned 375,000 shares which were cancelled and the remaining 375,000 shares were reissued in the name of PCMS and escrowed.

Form 8-K, Item 1.02 Termination of a Material Definitive Agreement

On September 21, 2006, we entered a second addendum with PCMC, GPT and PCMS to terminate the mutual rights and obligations regarding compliance under the amended and restated agreement. As a result, PCMS will not provide compliance services to us and the remaining 375,000 shares that had been reissued in the name of PCMS were cancelled. In addition, we are no longer required to pay PCMS $4,000 per month for twelve months, or an aggregate of $48,000, for compliance services. The amended and restated agreement remains effective in all other respects.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Mr. Paul Henderson, age 41, has been CEO, President and director since our inception in October 2003. Mr. Henderson is our sole director. His previous business experience is as follows:

Employer’s Name, Address and Business in Which Engaged	Duties, Positions and/or Office(s) Held	Dates in Position or Office

Self employed sales and recruiting representative selling and recruiting people to sell long distance services		Jan. 2002- October 2003

ACN, Inc., a long distance service marketing company	Regional Vice President	Jan 2000 - 2002

Mr. Henderson is subject to the following lien:

•	Date of Lien: 04/03
•	Amount of Lien: $24,970
•	Who holds lien: IRS
•	Reason Lien placed: Income Tax for years 1989/1990/1991

Mr. Henderson’s position concerning this matter is that he believes that the lien is in error and that interest and penalties have made the amount due excessive. Mr. Henderson is currently deciding how to deal with this issue. None of the assets of Pro Travel Network, Inc. are covered by this lien. Although not his current intention, Mr. Henderson may be forced to sell a portion of his ownership in Pro Travel Network to satisfy the lien.

No Standing Audit, Nominating or Compensation Committee

We do not have a standing audit, nominating, or compensation committee, or any other committees of our board of directors performing similar functions. We do not have an audit committee financial expert. We do not anticipate implementing any of these committees or seek an individual to serve as an audit committee financial expert until we are required to do so under federal or state corporate or securities laws or the rules of any stock exchange or inter-dealer quotation system on which our securities may be listed or cleared for quotation.

Code of Ethics

Our board of directors adopted a code of ethics in September 2006, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of our code of ethics. Persons wishing to make such a request should contact Secretary, Pro Travel Network, Inc. at 516 West Shaw Avenue # 103, Fresno, California 93704.

Mr. Henderson is currently the only covered person under our code of ethics. Mr. Henderson would be responsible to report to our general counsel his own violations of the code, to take immediate and appropriate action on any violations of the code and to subject himself to disciplinary action including termination of employment. There is a risk that if Mr. Henderson violates the code, he will not report on himself or take immediate and appropriate action on such violations.

Item 10.	Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the three fiscal years ended June 30, 2006 by our CEO.

Summary Compensation Table (1)
		Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Paul Henderson (2)	2006	$ 108,000	$ 129,872	-
CEO, President and Sole Director	2005	$ 91,835	-	-
	2004	$ 18,000	-	$ 40,000

(1)	Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.
(2)
Consists of consulting fees paid in addition to salary. Excludes commission overrides of less than 3.5% on commissions paid to agents Mr. Henderson recruited at the start of our business. Mr. Henderson no longer recruits agents for which he receives commission overrides. As of June 30, 2006, $4,500 of Mr. Henderson’s salary and $43,407 of Mr. Henderson’s other annual compensation was accrued.

Except as set forth in footnotes (1) and (2) the compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Board Compensation

Members of our Board of Directors do not receive compensation for their services as directors.

Compensation Agreements

We have an employment agreement with Paul Henderson which provides as follows:

•	The agreement will begin on March 1, 2005.
•	The salary shall be $108,000 per year plus commission at 12% of the net of all sales revenue, less all costs of sales expenses.
•
Without cause, we may terminate the agreement at any time upon 60 days written notice. If we terminate the agreement without cause, we are required to pay Mr. Henderson $8,500 as a severance. Without cause, Mr. Henderson may terminate the agreement upon 14 days written notice; however, we would not be required to pay him a severance. In addition, we may terminate the employment upon 60 days notice should any of the following events occur:

(a)  The sale of substantially all of our assets to a single purchaser or group of associated purchasers;
(b)  The sale, exchange, or other disposition, in one transaction of the majority of our outstanding corporate shares;
(c)  Our decision to terminate our business and liquidate our assets;
(d)  Our merger or consolidation with another company; or
(e)  Bankruptcy or chapter 11 reorganization.

For a period of two years after the end of employment, Mr. Henderson shall not control, consult to or be employed by any business similar to that conducted by us, either by soliciting any of our accounts or by operating within our general trading area.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth information as of September 28, 2006, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and named executive officers, and our directors and named executive officers as a group.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner(2)	Number	Percent

Paul Henderson	12,500,000	52.3%

Nancy Singer	2,500,000	10.5%

Beverly Thomas	6,000,000	25.1%

Dorothy Harmon	2,000,000	8.4%

All directors and named executive officers as a group (1 person)	12,500,000	52.3%

(1)
The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 23,900,340 shares of our common stock which were outstanding as of September 28, 2006.

(2)	The business address of the shareholders except as set forth below is 516 West Shaw Avenue # 103, Fresno, California 93704.

Changes in Control

There are not any pending or anticipated arrangements that may cause a change in control of Pro Travel Network, Inc.

Item 12.	Certain Relationships and Related Transactions.

We were originally incorporated in Nevada as PTN Investment Group, Inc. on October 23, 2003. In May 2005, we amended our Articles of Incorporation to change our name to Pro Travel Network, Inc. from PTN Investment Group, Inc. and reduce the aggregate number of our authorized shares to 50,000,000 from 75,000,000.  Prior to the amendment, two non-employee shareholders voluntarily returned an aggregate of 6,000,000 shares to us for no consideration, which shares were cancelled.  We wanted to restructure our capital structure in anticipation of going public. As our original employee stockholders had spent substantial time and effort on the development of our business and the original non-employee stockholders were passive investors, the two passive investors decided it would be more equitable for them to give up a portion of their share ownership to effect the proposed capital restructure. Following this cancellation, we had 69,000,000 shares issued and outstanding.  We then effected a 1 for 3 reverse split of our stock. Contemporaneous with the reverse split, we issued new certificates for a total of 23,000,000 shares.

Name	Number of Shares Owned before Return	Number of Shares Returned before Reverse Split	Number of Shares Owned before Reverse Split	Number of Shares Owned after Reverse Split

Paul Henderson	37,500,000	-	37,500,000	12,500,000

Valerie Penley(1)	7,500,000	-	7,500,000	2,500,000

Beverly Thomas	22,500,000	4,500,000	18,000,000	6,000,000

Dorothy Harmon	7,500,000	1,500,000	6,000,000	2,000,000

(1)	Currently owned by Nancy Singer. Valerie Penley’s shares were transferred to her mother, Nancy Singer, upon her death in late 2005.

Upon formation, we issued original founders’ shares as follows:

Description	Date of Issuance	Number of Shares	Cash Consideration Given

Paul Henderson	October 2003	37,500,000	$ 10,000

Lee & Beverly Thomas	October 2003	22,500,000	10,000

Dorothy Harmon	October 2003	7,500,000	10,000

Valerie Penley	October 2003	7,500,000	-

Total		75,000,000	$ 30,000

(1)	Currently owned by Nancy Singer. Valerie Penley’s shares were transferred to her mother, Nancy Singer, upon her death in late 2005.

The initial issuance of Founder’s shares was accounted for partially as stock in exchange for cash and partially as stock in exchange for services. Of the shares that we issued to founders, 22,500,000 shares were issued in exchange for cash of $30,000 or $0.13 per share. The balance of 52,500,000 shares was accounted for as stock in exchange for services and reflected in the financial statements for the period from inception (October 23, 2003) to June 30, 2004 as share based compensation in the amount of $70,000 or $0.13 per share.

During the year ended June 30, 2006, Paul Henderson provided management and other services to us under an employment agreement pursuant to which we pay Mr. Henderson salary of $108,000 per year and a commission of 12% of the net of all sales revenue, less all costs of sales expenses. Mr. Henderson earned $237,872 during the fiscal year ended June 30, 2006 under the employment agreement.

Item 13.	Exhibits.

Exhibit No.	Description of Exhibit

3.1(1)	Articles of Incorporation
3.2(2)	Bylaws
3.3(2)	Amendment to Articles of Incorporation
10.1(2)	Employment Agreement with Paul Henderson
10.2(1)	Amended and Restated Service Contract with Public Company Management Corporation dated April 6, 2006
10.3(3)	Addendum to Amended and Restated Service Contract with Public Company Management Corporation effective April 6, 2006
10.4(3)	Escrow Agreement with Public Company Management Corporation effective April 6, 2006
10.5*	Second Addendum to Amended and Restated Service Contract with Public Company Management Corporation effective April 6, 2006
14*	Code of Ethics
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibits 3.1 and 10.3 to the registrant’s Form SB-2/A filed with the SEC on April 10, 2006, and incorporated herein by reference.
(2)	Filed as Exhibits 3.2, 3.3 and 10.1 to the registrant’s Form SB-2 filed with the SEC on March 1, 2006, and incorporated herein by reference.
(3)	Filed as Exhibits 10.4 and 10.5 to the registrant’s Form SB-2/A filed with the SEC on July 6, 2006, and incorporated herein by reference.
*	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2006	2005

Audit Fees	$35,635	$19,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO TRAVEL NETWORK, INC.

By: /s/ Paul Henderson
Name: Paul Henderson
Title: Chief Executive Officer and President
Date: October 3, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Henderson	Chief Executive Officer, President and Sole Director	October 3, 2006
Paul Henderson	(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)