Form 10QSB
period 2006-09-30
Pro Travel Network, Inc
filed 2006-11-15
CIK 1353371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                         Commission File No. 333-132127

                            PRO TRAVEL NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        68-0571584
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   516 W. Shaw Avenue # 103, Fresno, CA 93704
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (559) 224-6000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |_|    No |X|

As of November 14, 2006 there were 23,900,340 outstanding shares of the registrant's common stock $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION
   Item 1. Financial Statements................................................1

   Item 2  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................6

   Item 3. Controls and Procedures............................................16


PART II--OTHER INFORMATION
   Item 1.  Legal Proceedings.................................................16

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......16

   Item 3.  Defaults Upon Senior Securities...................................16

   Item 4.  Submission of Matters to a Vote of Security Holders...............16

   Item 5.  Other Information.................................................16

   Item 6.  Exhibits..........................................................17

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                            PRO TRAVEL NETWORK, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,  June 30,
                                                                           2006         2006
                                                                       -------------  ---------
                                     ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                      $ 324,428    $ 366,881
          Accounts receivable                                               16,751       56,175
          Inventory                                                         15,167       18,735
          Investments                                                      147,549      137,041
          Prepaid expenses                                                   5,467       19,922
                                                                         ---------    ---------
              Total current assets                                         509,362      598,754

PROPERTY and EQUIPMENT, net                                                 47,830       40,531

OTHER ASSETS
          Security deposits, net of allowance of $35,353                   115,286      115,286
                                                                         ---------    ---------
TOTAL ASSETS                                                             $ 672,478    $ 754,571
                                                                         =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                                               $  44,779    $  45,355
          Accrued expenses                                                 189,889      206,770
          Deferred national event revenue                                       --      180,556
                                                                         ---------    ---------
             Total current liabilities                                     234,668      432,681

SHAREHOLDERS' EQUITY
          Common stock, $.001 par value; 50,000,000 shares authorized,
          23,900,340 and 23,900,340 shares issued and outstanding           23,900       23,900
          Additional paid-in-capital
                                                                           654,775      654,775
          Retained deficit                                                (240,865)    (356,785)
                                                                         ---------    ---------
              Total shareholders' equity                                   437,810      321,890
                                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 672,478    $ 754,571
                                                                         =========    =========

    The accompanying notes are an integral part of the financial statements.

                            PRO TRAVEL NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                           September 30,
                                                       2006            2005
                                                   ------------    ------------
REVENUE
Travel agent products                              $    529,885    $    427,503
National events                                         217,532         174,394
Commissions                                              97,953          30,444
                                                   ------------    ------------
  Total revenues                                        845,370         632,341

Travel agent products                                   201,498         221,800
National events                                         195,096         145,682
                                                   ------------    ------------
COST OF SALES                                           396,594         367,482
                                                   ------------    ------------
    Gross profit                                        448,776         264,859

OPERATING EXPENSES
Compensation expense                                    178,493         149,394
Professional and consulting fees                         61,108           6,249
General and administrative expenses                     106,272          76,803
Depreciation expense                                      4,682           3,926
                                                   ------------    ------------
Total operating expenses                                350,555         236,372
                                                   ------------    ------------
    Income from operations                               98,221          28,487

OTHER INCOME (EXPENSE)
Interest income, net                                      4,496              40
Gain on sale of investments                               3,722             776
Loss on foreign currency                                   (802)             --
                                                   ------------    ------------

Net income applicable to common stock              $    105,637    $     29,303
                                                   ============    ============

OTHER COMPREHNSIVE INCOME

Unrealized gain on investments                           10,283              --

Comprehensive income                               $    115,920    $     29,303
                                                   ============    ============

Basic  and Diluted Per Common Share Data
Basic and diluted net loss per share               $       0.00    $       0.00

Weighted average shares outstanding                  23,900,340      23,709,000

    The accompanying notes are an integral part of the financial statements.

                            PRO TRAVEL NETWORK, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Three Months Ended September 30, 2006
                                   (Unaudited)

                                                             Additional
                                    Common                     Paid in       Retained
                                    Shares    Common Stock     Capital       Earnings        Total
                                  ----------  ------------   -----------   -----------    -----------

                                  ----------   -----------   -----------   -----------    -----------
Balances, June 30, 2006           23,900,340   $    23,900   $   654,775   $  (356,785)   $   321,890

Unrealized gain on investments                                                  10,283         10,283

Net income                                                                     105,637        105,637
                                  ----------   -----------   -----------   -----------    -----------
Balances, September 30, 2006      23,900,340   $    23,900   $   654,775   $  (240,865)   $   437,810
                                  ==========   ===========   ===========   ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            PRO TRAVEL NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Three Months Ended
                                                                                     September 30,
                                                                                2006             2005
                                                                              ---------        ---------
Cash flows from operating activities
      Net income                                                              $ 105,637        $  29,303

      Adjustments to reconcile net income to net cash provided by operating activities:
         Share based compensation                                                    --           10,000
         Depreciation and amortization                                            4,682            3,926
         Gain on sale of investments                                             (3,722)            (776)
         Changes in assets and liabilities:
            Accounts receivable                                                  39,424             (489)
            Inventory                                                             3,568           (5,598)
            Prepaid expenses and other                                           14,455           11,499
            Accounts payable and accrued expenses                               (17,455)          18,891
            Deferred revenue                                                   (180,556)        (116,989)
                                                                              ---------        ---------
Net cash used in operating activities                                           (33,967)         (50,233)
                                                                              ---------        ---------

Cash flows from investing activities
      Purchase of property and equipment                                        (11,981)          (2,417)
      Purchase of investments                                                    (5,797)         (10,000)
      Sale of investments                                                         9,292               --
                                                                              ---------        ---------
      Net cash flows used in investing activities:                               (8,486)         (12,417)
                                                                              ---------        ---------

Net decrease in cash and cash equivalents                                       (42,453)         (62,650)

Cash and cash equivalents
       Beginning of year                                                        366,881           84,338
                                                                              ---------        ---------

       End of year                                                            $ 324,428        $  21,688
                                                                              =========        =========

    The accompanying notes are an integral part of the financial statements.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pro Travel Network, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Pro Travel's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported elsewhere in this Form 10-QSB have been omitted.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently offer the following products:

      o Independent Travel Agent Program or ITAP - $349.99 initial fee; $99 annual fee after first year - sold by our Independent
            Representatives.

      o     Marketing Opportunity - $29.99 monthly license fee.

We currently support over 7,000 independent travel agents and over 3,000 Independent Representatives throughout North America.

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

            Security Deposits

            Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectibility in the amount of $35,353 as of September 30, 2006 (See the section entitled "Legal Proceedings," below)

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

For the three months ended September 30, 2006, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 63%, National Training Events - 26%, Travel Commissions - 12%. For the three months ended September 30, 2005, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 68%, National Training Events - 28%, and Travel Commissions- 5%. We had total revenues of $845,370 for the three months ended September 30, 2006, which is an increase of $213,029, or 34%, over our total revenues for the three months ended September 30, 2005, which was $632,341. Total revenues increased as a result of increased sales across the board, due to increased awareness in the marketplace and the increase in the number of Independent Representatives marketing our products, with travel commission revenue showing the largest percentage increase. We expect that as ITAP sales and the number of active agents increase, the resulting travel commissions will continue to increase as a percentage of our overall revenue.

Our cost of sales increased $29,112, or 8%, to $396,594 for the three months ended September 30, 2006, as compared to cost of sales of $367,482 for the three months ended September 30, 2005. Our cost of sales increased as a direct result of greater sales of our products.

We had gross profit of $448,776 for the three months ended September 30, 2006, which was an increase of $183,917, or 69%, when compared to our gross profit for the three months ended September 30, 2005, which was $264,859. Our increase in gross profit was primarily attributable to the increase in our sales which was slightly offset by our increase in cost of sales.

Our total operating expenses increased $114,183, or 48%, to $350,555 for the three months ended September 30, 2006, as compared to total operating expenses of $236,372 for the three months ended September 30, 2005. The increase in total operating expenses was mainly due to an increase in professional and consulting fees, general and administrative expenses and compensation expense. Professional and consulting fees increased $54,859 to $61,108 for the three months ended September 30, 2006, as compared to professional and consulting fees of $6,249 for the three months ended September 30, 2005. The increase in professional and consulting fees was primarily due to increased expenses related to being a fully reporting company. General and administrative expenses increased $29,469 to $106,272 for the three months ended September 30, 2006, as compared to general and administrative expenses of $76,803 for the three months ended September 30, 2005. The increase in general and administrative expenses was primarily attributable to the start-up of our Canadian office. Compensation expense increased $29,099 to $178,493 for the three months ended September 30, 2006, as compared to compensation expense of $149,394 for the three months ended September 30, 2005. The increase in compensation expense was primarily due to and increase in quarterly performance bonuses to Paul Henderson our President and CEO. Mr. Henderson provides management and other services to us under an employment agreement pursuant to which we pay him salary of $108,000 per year and a commission of 12% of the net of all sales revenue, less all costs of sales expense.

Other income and expenses included an increase in net interest income of $4,456, to $4,496 for the three months ended September 30, 2006, as compared to net interest income of $40 for the three months ended September 30, 2005, along with a gain on sale of investments of $3,722 for the three months ended September 30, 2006, compared to gain on sale of investments of $776 for the three months ended September 30, 2005, and a loss on foreign currency of $802, compared to a loss on foreign currency of $0 for the three months ended September 30, 2005.

We had net income applicable to common stock of $105,637 for the three months ended September 30, 2006, as compared to a net income applicable to common stock of $29,303 for the three months ended September 30, 2005. The increase in net income applicable to common stock was primarily attributable to the increase in ITAP sales.

We had other comprehensive income for the three months ended September 30, 2006 consisting of unrealized gain on investments of $10,283. We did not have other comprehensive income or expense for the three months ended September 30, 2005.

Our comprehensive income was $115,920 for the three months ended September 30, 2006, as compared to comprehensive income of $29,303 for the three months ended September 30, 2005.

Commitments and Contingencies

Details regarding the lease for our principal place of business are as follows:

      o     Address: City/State/Zip 516 W. Shaw Avenue #103, Fresno, CA 93704

      o     Number of Square Feet: 3,397

      o     Name of Landlord: J&D Properties

      o     Term of Lease: 7 years, commencing March 2005

      o Monthly Rental: Escalating from $4,397 at commencement to $5,374 in the final year of the lease.

Our lease was amended in July, 2005, and monthly rent was reduced. The amount of reduction was due to an agreement to allow in the future an adjacent tenant to have access to 140 square feet of our current 3,397 square feet. All other terms remain the same. The lease is non-cancelable. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. Future minimum rental payments for the fiscal year ending June 30, 2007 is $55,383 under these leases.

Milestones

We are in the process of launching full Canadian operations. We opened a Canadian office in Ontario in July 2006. The most major goal towards achieving our business objectives over the next year is our goal of having 100% of our agents booking travel. Continuing operations will always focus on ways to increase our marketing sales force. As described below in "Liquidity and Capital Resources," we will need to obtain $250,000 in additional financing to expand our operations as outlined in the Milestone table below.

---------------------------------------------------------------------------------------------------------------------
                                  Expected Manner of
                                  Occurrence or Method of          Date When Step Should be         Estimated Cost of
Milestone or Step                 Achievement                      Accomplished                     Completion
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Develop Canadian                  Secure office space in           3 months                         $50,000
infrastructure                    Toronto, office equipment
                                  and develop "specific"
                                  marketing materials and
                                  hiring additional employees
---------------------------------------------------------------------------------------------------------------------
Launch Canadian Marketing         PTN Canadian marketing           4 - 12 months                    $50,000
Phase                             tour and seminars designed
                                  to develop sales force
---------------------------------------------------------------------------------------------------------------------
Creation of Travel Marketing      Marketing head and staff         2 - 4 months                     $50,000
staff                             to drive bookings up
---------------------------------------------------------------------------------------------------------------------
Achieve average ITAP sales of     Aggressively Recruit top         3 - 12 months                    $100,000
1,000 per month                   leadership in the
                                  multi-level marketing
                                  Industry
---------------------------------------------------------------------------------------------------------------------

All steps will be undertaken contemporaneously.

Our marketing effort will be directed at expanding our representative network through personal contact or seminars.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $509,362 consisting of cash and cash equivalents of $324,428, accounts receivable of $16,751, inventory of $15,167, investments of $147,549 and prepaid expenses of $5,467. Our cash balances exceeded FDIC insurance protection levels by approximately $105,000 at September 30, 2006 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the three months ended September 30, 2006.

We had total current liabilities of $234,668 consisting of accounts payable of $44,779 and accrued expenses of $189,889. We have no long-term debt. Accrued expenses consisted of accrued employees salaries and benefits of $60,122, lease obligation of $3,162 and commissions and rewards owed our representatives in the amount of $126,605, of which approximately $64,622 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $274,694 as of September 30, 2006.

During the three months ended September 30, 2006, net cash decreased by $42,453 consisting of $33,967 used in operating activities and $8,486 used in investing activities.

Net cash used in operating activities during the three months ended September 30, 2006, consisted of net income from operations of $105,637, adjustments for depreciation and amortization of $4,682, a decrease in accounts receivable of $39,424, a decrease in inventory of $3,568 and a decrease in prepaid expenses and other of $14,455, which were offset by an adjustment for gain on sale of investments of $3,722, a decrease in accounts payable and accrued expenses of $17,455 and a decrease in deferred revenue of $180,556.

Net cash used in investing activities during the three months ended September 30, 2006, consisted of property and equipment purchases of $11,981 and investments purchases of $5,797, which were offset by sale of investments of $9,293.

We believe our cash resources of $324,428 as of September 30, 2006, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Milestone table, above. We estimate that we need an additional $250,000 of capital for the expansion. We hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Milestone table will be delayed.

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

We rely on various arrangements with our airline, hotel and auto suppliers, and these arrangements contain terms that could affect our access to inventory and reduce our revenues. All of the relationships we have are freely terminable by the supplier upon notice. None of these arrangements are exclusive and any of our suppliers could enter into, and in some cases may have entered into, similar arrangements with our competitors.

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

We distribute our products through independent representatives, and we depend upon them for sales revenue. For the three months ended September 30, 2006, 12% of our revenues were comprised of commissions. To increase our revenue, we must increase the number of, or the productivity of, our representatives. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of representatives. There may be a high rate of turn-over among our representatives. Since our inception, we have had approximately 1,900 independent travel agents that have become inactive for non-payment of the annual fee after their first year as an agent. The loss of a significant number of representatives without replacements being secured for any reason could reduce sales of our products and could impair our ability to attract new representatives.

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

Our future success will depend on our ability to do the following:

      o     enhance our existing products;

      o develop and license new products and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers; and

      o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our website and other technology entails significant technical and business risks which could reduce our revenues.

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

Declines or disruptions in the travel industry, such as those caused by general economic downturns, terrorism, health concerns, strikes or bankruptcies within the travel industry could reduce our revenues.

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

Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

      o higher fares and rates in the airline industry or other travel-related industries;

      o     labor actions involving airline or other travel suppliers;

      o     political instability and hostilities;

      o     fuel price escalation;

      o     travel-related accidents; and

      o     bankruptcies or consolidations of travel suppliers and vendors.

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

In addition, we bear financial risk from products or services purchased with fraudulent credit card data. Although we have implemented anti-fraud measures, a failure to adequately control fraudulent credit card transactions could adversely affect our business. Because of our limited operating history, we cannot assure you that our anti-fraud measures are sufficient to prevent material financial loss. Since we cannot exert the same level of influence or control over our representatives as we could were they our own employees, our representatives could fail to comply with our policies and procedures, which could result in claims against us that could harm our financial condition and operating results. We are not in a position to directly provide the same direction, motivation and oversight for our representatives as we would if such representatives were our own employees. As a result, there can be no assurance that our representatives will participate in our marketing strategies or plans, accept our introduction of new products and services, or comply with our policies and procedures.

Because it can be difficult to enforce policies and procedures designed to govern the conduct of our representatives and to protect the goodwill associated with our business because of the number of representatives and their independent status, our revenues could be reduced if we fail to enforce these policies and procedures.

Violations by our representatives of applicable laws or our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our representatives.

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

The offering price of our most recent sales of common stock of $1.25 per share was not based upon earnings or operating history, does not reflect our actual value, and bears no relation to our earnings, assets, book value, net worth or any other recognized criteria of value. No independent investment banking firm was retained to assist in determining the offering price for the shares. Accordingly, the offering price should not be regarded as an indication of any future price of our stock. Any investors in our common stock, including those who invest in our common stock at a price less than $1.25 per share, could suffer an investment loss.

Because sales of our common stock under Rule 144 could reduce the price of our stock investors may not be able to sell their stock for a price in excess of the price they paid to acquire our stock and thus could suffer an investment loss.

As of November 13, 2006, there are 900,340 shares of our common stock held by non-affiliates and 23,000,000 shares of our common stock held by officers, directors and stockholders that currently own more than 5% of our securities that Rule 144 of the Securities Act of 1933 defines as restricted securities. We registered 400,340 of these shares with the SEC on a registration statement on Form SB-2, as amended, File No. 333-132127, which was declared effective on July 19, 2006. No Shares have been sold pursuant to Rule 144 of the Securities Act of 1933.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.   Description of Exhibit
-----------   ----------------------

31*           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002
32*           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRO TRAVEL NETWORK, INC.

                                    By: /s/ Paul Henderson
                                        ----------------------
                                    Name: Paul Henderson
                                    Title: Chief Executive Officer and President
                                    Date: November 15, 2006