Form 10QSB
period 2006-12-31
Pro Travel Network, Inc
filed 2007-02-13
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-132127

PRO TRAVEL NETWORK, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68-0571584
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

516 W. Shaw Avenue # 103, Fresno, CA 93704
(Address of principal executive offices)

(559) 224-6000
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 5, 2007 there were 23,900,340 outstanding shares of the registrant’s common stock $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRO TRAVEL NETWORK, INC.
BALANCE SHEET
(Unaudited)

	December 31, 2006	June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$211,949	$366,881
Accounts receivable	69,958	56,175
Inventory	14,160	18,735
Investments	250,427	137,041
Prepaid expenses	137,942	19,922
Total current assets	684,436	598,754

PROPERTY and EQUIPMENT, net	68,832	40,531

OTHER ASSETS
Security deposits, net of allowance of $35,353	115,286	115,286
TOTAL ASSETS	$868,554	$754,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,028	$45,355
Accrued expenses	170,965	206,770
Deferred national event revenue	169,046	180,556
Total current liabilities	354,039	432,681

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized,
23,900,340 and 23,900,340 shares issued and outstanding	23,900	23,900
Additional paid-in-capital	654,775	654,775
Retained deficit	(155,406)	(346,553)
Accumulated other comprehensive loss	(8,754)	(10,232)
Total shareholders’ equity	514,515	321,890
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$868,554	$754,571

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
REVENUE
Travel agent products	$506,068	$399,645	$1,035,953	$827,148
National events	13,798	77,917	231,330	252,311
Commissions	66,468	23,765	164,421	54,209
Total revenues	586,334	501,327	1,431,704	1,133,668

Travel agent products	223,404	161,341	424,902	383,141
National events	-	78,556	195,096	224,238
COST OF SALES	223,404	239,897	619,998	607,379
Gross profit	362,930	261,430	811,706	526,289
OPERATING EXPENSES
Compensation expense	151,421	115,463	329,914	264,857
Professional and consulting fees	23,051	16,616	84,159	22,865
General and administrative expenses	101,133	65,542	207,405	142,345
Depreciation expense	5,308	4,016	9,990	7,942
Total operating expenses	280,913	201,637	631,468	438,009
Income from operations	82,017	59,793	180,238	88,280
OTHER INCOME (EXPENSE)
Interest income, net	4,343	654	8,839	694
Gain on sale of investment	-	-	3,722	776
Loss on foreign currency	(850)	-	(1,652)	-
Net income applicable to common stock	85,510	60,447	191,147	89,750
OTHER COMPREHENSIVE INCOME (EXPENSE)
Unrealized gain (loss) on investment	(8,808)	(5,069)	1,478	(5,069)
Comprehensive income	$76,702	$55,378	$192,625	$84,681

Basic and Diluted Per Common Share Data
Basic and diluted net income per share	$0.00	$0.00	$0.01	$0.00

Weighted average shares outstanding	23,900,340	23,709,000	23,783,113	23,496,416

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	December 31,
	2006	2005

Cash flows from operating activities
Net income	$191,147	$89,750

Adjustments to reconcile net income to net
cash provided by operating activities:
Share based compensation	-	10,000
Depreciation and amortization	9,990	7,942
Loss (gain) on sale of investments	(3,722)	(776)
Changes in assets and liabilities:
Accounts receivable	(13,783)	11,693
Inventory	4,575	(2,894)
Prepaid expenses and other	(118,021)	15,856
Accounts payable and accrued expenses	(67,132)	(5,950)
Deferred revenue	(11,510)	(121,778)
Net cash provided by (used in) operating activities	(8,456)	3,843

Cash flows from investing activities
Purchase of property and equipment	(38,291)	(8,808)
Purchase of investments	(117,478)	(25,825)
Sale of investments	9,293	-
Net cash flows used in investing activities:	(146,476)	(34,633)

Cash flows from financing activities
Proceeds from private placement	-	214,175

Net increase (decrease) in cash and cash equivalents	(154,932)	183,385

Cash and cash equivalents
Beginning of year	366,881	84,338
End of year	$211,949	$267,723
Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pro Travel Network, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pro Travel’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported elsewhere in this Form 10-QSB have been omitted.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding our future financial performance, business strategy, milestones, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed in this section under the heading “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements including milestones. Most of these factors are difficult to predict accurately and are generally beyond our control. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We were originally incorporated in Nevada as PTN Investment Group, Inc. on October 23, 2003. In May 2005, we amended our Articles of Incorporation to change our name to Pro Travel Network, Inc. from PTN Investment Group, Inc. and reduce the aggregate number of our authorized shares to 50,000,000 from 75,000,000. Prior to the amendment, two non-employee shareholders returned an aggregate of 6,000,000 shares to us which we cancelled. Following this cancellation, we had 69,000,000 shares issued and outstanding. We wanted to restructure our capital structure in anticipation of going public. As our original employee stockholders had spent substantial time and effort on the development of our business and the original non-employee stockholders were passive investors, the two passive investors decided it would be more equitable for them to give up a portion of their share ownership to affect the proposed capital restructure. Contemporaneous with the reduction of the number of authorized shares, we issued new certificates for a total of 23,000,000 shares to replace the certificates for the then outstanding 69,000,000 shares that were previously issued in the name of PTN Investment Group, Inc.

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

We currently support over 8,100 independent travel agents and over 2,500 Independent Representatives throughout North America.

Critical Accounting Estimates

The financial statements include estimates made by management that impact the amounts reflected for property and equipment as well as security deposits, as detailed below:

Property & Equipment

Management has estimated the useful lives as the basis for depreciating its property and equipment. Estimated useful lives utilized for depreciating property and equipment is three years for all computer equipment and software and seven years for furniture and fixtures. Management believes these estimates are very conservative.

Security Deposits

Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectibility in the amount of $35,353 as of December 31, 2006 (See the section entitled “Legal Proceedings,” below)

Results of Operations

Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

For the six months ended December 31, 2006, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 72%, National Training Events - 16%, Travel Commissions - 12%.  For the six months ended December 31, 2005, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 73%, National Training Events - 22%, and Travel Commissions- 5%.  We had total revenues of $1,431,704 for the six months ended December 31, 2006, which is an increase of $298,036, or 26%, over our total revenues for the six months ended December 31, 2005, which was $1,133,668. Total revenues increased as a result of increased sales across the board, due to increased awareness in the marketplace and the increase in the number of Independent Representatives marketing our products, with travel commission revenue showing the largest percentage increase.   We expect that as ITAP sales and the number of active agents increase, the resulting travel commissions will continue to increase as a percentage of our overall revenue.

Our cost of sales increased $12,619, or 2%, to $619,998 for the six months ended December 31, 2006, as compared to cost of sales of $607,379 for the six months ended December 31, 2005.  Our cost of sales increased as a direct result of greater sales of our products.

We had gross profit of $811,706 for the six months ended December 31, 2006, which was an increase of $285,417, or 54%, when compared to our gross profit for the six months ended December 31, 2005, which was $526,289. Our increase in gross profit was primarily attributable to the increase in our sales which was slightly offset by our increase in cost of sales.

Our 2006 operating expenses increased $193,459, or 44%, to $631,468 for the six months ended December 31, as compared to total operating expenses of $438,009 for the six months ended December 31, 2005. The increase in total operating expenses was mainly due to an increase in professional and consulting fees, general and administrative expenses and compensation expense. Professional and consulting fees increased $61,294 to $84,159 for the six months ended December 31, 2006, as compared to professional and consulting fees of $22,865 for the six months ended December 31, 2005. The increase in professional and consulting fees was primarily due to increased expenses related to being a fully reporting company. General and administrative expenses increased $65,060 to $207,405 for the six months ended December 31, 2006, as compared to general and administrative expenses of $142,345 for the six months ended December 31, 2005. The increase in general and administrative expenses was primarily attributable to the start-up of our Canadian office. Compensation expense increased $65,057 to $329,914 for the six months ended December 31, 2006, as compared to compensation expense of $264,857 for the six months ended December 31, 2005. The increase in compensation expense was primarily due to an increase in staff and quarterly performance bonus to Paul Henderson our President and CEO. Mr. Henderson provides management and other services to us under an employment agreement pursuant to which we pay Mr. Henderson salary of $108,000 per year and a commission of 12% of the net Travel Agent Product revenue, less all costs of sales expenses.

Other income and expenses included an increase in net interest income of $8,145, to $8,839 for the six months ended December 31, 2006, as compared to net interest income of $694 for the six months ended December 31, 2005, along with a gain on sale of investments of $3,722 for the six months ended December 31, 2006, compared to gain on sale of investments of $776 for the six months ended December 31, 2005, and a loss on foreign currency of $1,652, compared to a loss on foreign currency of $0 for the six months ended December 31, 2005.

We had net income applicable to common stock of $191,147 for the six months ended December 31, 2006, as compared to a net income applicable to common stock of $89,750 for the six months ended December 31, 2005. The increase in net income applicable to common stock was primarily attributable to the increase in ITAP and commission sales.

We had other comprehensive income for the six months ended December 31, 2006 consisting of unrealized gain on investments of $1,478 compared to an unrealized loss on investment of $5,069 for the six months ended December 31, 2005.

Our comprehensive income was $192,625 for the six months ended December 31, 2006, as compared to comprehensive income of $84,681 for the six months ended December 31, 2005.

Commitments and Contingencies

Details regarding the lease for our principal place of business are as follows:

•	Address: City/State/Zip 516 W. Shaw Avenue #103, Fresno, CA 93704

•	Number of Square Feet: 3,397

•	Name of Landlord: J&D Properties

•	Term of Lease: 7 years, commencing March 2005

•	Monthly Rental: Escalating from $4,397 at commencement to $5,374 in the final year of the lease.

Our lease was amended in July, 2005, and monthly rent was reduced. The amount of reduction was due to an agreement to allow in the future an adjacent tenant to have access to 140 square feet of our current 3,397 square feet. All other terms remain the same. The lease is non-cancelable. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. Future minimum rental payments for the fiscal year ending June 30, 2007 are $55,383 under these leases.

Milestones

We are in the process of launching full Canadian operations. We opened a Canadian office in Ontario in July 2006. The most major goal towards achieving our business objectives over the next year is our goal of having 100% of our agents booking travel. Continuing operations will always focus on ways to increase our marketing sales force. As described below in “Liquidity and Capital Resources,” we will need $250,000 of capital to expand our operations as outlined in the Milestone table below.
.

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

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $684,436 consisting of cash and cash equivalents of $211,949, accounts receivable of $69,958, inventory of $14,160, investments of $250,427 and prepaid expenses of $137,942. Our cash balances exceeded FDIC insurance protection levels by approximately $105,000 at December 31, 2006 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the six months ended December 31, 2006.

We had total current liabilities of $354,039 consisting of accounts payable of $14,028 and accrued expenses of $170,965. We have no long-term debt. Accrued expenses consisted of accrued employees salaries and benefits of $42,523, lease obligation of $8,228 and commissions and rewards owed our representatives in the amount of $120,214, of which approximately $73,833 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $330,397 as of December 31, 2006.

During the six months ended December 31, 2006, net cash decreased by $154,932 consisting of $8,456 used in operating activities and $146,476 used in investing activities.

Net cash used in operating activities during the six months ended December 31, 2006, consisted of net income from operations of $191,147, adjustments for depreciation and amortization of $9,990, and a decrease in inventory of $4,575, which were offset by a increase in accounts receivable of $13,783, a increase in prepaid expenses and other of $118,021, an adjustment for gain on sale of investments of $3,722, a decrease in accounts payable and accrued expenses of $67,132 and a decrease in deferred revenue of $11,510.

Net cash used in investing activities during the six months ended December 31, 2006, consisted of property and equipment purchases of $38,291 and investments purchases of $117,478, which were offset by sale of investments of $9,293.

We believe our cash resources of $211,949 along with the $206,930 in certificate of deposits as of December 31, 2006, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Milestone table, above. We estimate that we need $250,000 of capital to expand our operations in Canada.. Currently, we have generated sufficient cash flow from operations to satisfy the initial expansion. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Milestone table will be delayed.

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

We distribute our products through independent representatives, and we depend upon them for sales revenue. For the six months ended December 31, 2006, 12% of our revenues were comprised of commissions. To increase our revenue, we must increase the number of, or the productivity of, our representatives. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of representatives. There may be a high rate of turn-over among our representatives. Since our inception, we have had approximately 1,900 independent travel agents that have become inactive for non-payment of the annual fee after their first year as an agent. The loss of a significant number of representatives without replacements being secured for any reason could reduce sales of our products and could impair our ability to attract new representatives.

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

We may use new technologies ineffectively or we may fail to adapt our website, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website functionality that allows searches and displays of ticket pricing and travel itineraries is a critical part of our service, and it may become out-of-date or insufficient from our customers’ perspective and in relation to the search and display functionality of our competitors’ websites. If we face material delays in introducing new services, products and enhancements, our representatives, customers and suppliers may forego the use of our products and use those of our competitors.

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

In addition to federal regulation, state and local governments could impose additional taxes on Internet-based sales or on travel services such as air fares and hotel room and car rental rates. We would not have to pay these taxes; rather, they would be added to the room rates or other travel purchased and paid directly by the traveler. However, these taxes would increase travel costs. Increased travel costs could decrease the demand for travel and thus lead to reduced commission revenues. Any state and local governments in any jurisdiction in which we do business could, without us being aware, impose additional taxes on Internet-based sales or on travel services such as air fares and hotel room and car rental rates, including increased hotel occupancy taxes. If these types of taxes were imposed and travel and related hotel bookings materially decreased, the amount of commissions we receive and thus our revenues could be materially reduced. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks which may lead to reduced revenues. In addition, new regulations, domestic or international, regarding the privacy of our users’ personally identifiable information may impose on us additional costs and operational constraints.

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

Our network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable laws or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could reduce our revenues.

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

Risk Related To Our Common Stock

Pro Travel Network, Inc. (Pink Sheets: PTVL) completed the necessary SEC filings and began trading as a publicly held company on November 27, 2006.

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

PART II—OTHER INFORMATION

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
Name: Paul Henderson
Title: Chief Executive Officer and President Date: February 5, 2007