Form 10QSB
period 2007-03-31
Pro Travel Network, Inc
filed 2007-05-21
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

As of May 15, 2007 there were 24,440,340 outstanding shares of the registrant’s common stock $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRO TRAVEL NETWORK, INC.
BALANCE SHEET
(Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$231,511	$366,881
Accounts receivable	46,952	56,175
Inventory	16,524	18,735
Investments	250,181	137,041
Prepaid expenses	57,182	19,922
Total current assets	602,350	598,754

PROPERTY and EQUIPMENT, net of $47,400 and $31,479
accumulated depreciation, respectively	66,069	40,531

OTHER ASSETS
Security deposits, net of allowance of $35,353	116,786	115,286
TOTAL ASSETS	$785,205	$754,571

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,215	$45,355
Accrued expenses	230,860	206,770
Deferred national event revenue	21,985	180,556
Total current liabilities	254,060	432,681

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized,
24,440,340 and 23,900,340 shares issued and outstanding	24,440	23,900
Additional paid-in-capital	2,320,717	654,775
Retained deficit	(1,800,394)	(346,553)
Accumulated other comprehensive loss	(13,618)	(10,232)
Total shareholders’ equity	531,145	321,890
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$785,205	$754,571

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
REVENUE
Travel agent products	$684,324	$637,014	$1,720,277	$1,464,162
National events	206,579	418	437,909	252,729
Commissions	76,096	47,576	240,517	101,785
Total revenues	966,999	685,008	2,398,703	1,818,676

Travel agent products	331,852	377,045	756,754	760,186
National events	190,158	-	385,254	224,238
COST OF SALES	522,010	377,045	1,142,008	984,424
Gross profit	444,989	307,963	1,256,695	834,252
OPERATING EXPENSES
Compensation expense	822,990	160,536	1,152,904	425,393
Professional and consulting fees	1,146,119	35,546	1,230,278	58,411
General and administrative expenses	120,045	96,716	327,450	239,061
Depreciation expense	5,931	4,299	15,921	12,241
Total operating expenses	2,095,085	297,097	2,726,553	735,106
Income (loss) from operations	(1,650,096)	10,866	(1,469,858)	99,146
OTHER INCOME (EXPENSE)
Interest income, net	4,312	1,669	13,151	2,363
Gain on sale of investment	-	1,353	3,722	1,353
Gain (loss) on foreign currency	796	-	(856)	-
Net income (loss) applicable to common stock	(1,644,988)	13,888	(1,453,841)	102,862
OTHER COMPREHENSIVE INCOME (EXPENSE)
Unrealized gain (loss) on investment	(4,864)	(1,488)	(3,386)	(5,781)
Comprehensive income (loss)	$(1,649,852)	$12,400	$(1,457,227)	$97,081

Basic and Diluted Per Common Share Data
Basic and diluted net income per share	$(0.07)	$0.00	$(0.06)	$0.00

Weighted average shares outstanding	24,383,118	23,789,921	24,058,917	23,746,748

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

For the Nine Months Ended March 31, 2007
	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balances, June 30, 2006	23,900,340	23,900	654,775	(346,553)	(10,232)	321,890

Stock issued for:
Cash	-	-	-	-	-	-
Services	540,000	540	539,460	-	-	540,000

Warrants issued for services	-	-	1,126,482	-	-	1,126,482

Unrealized loss on investment	-	-	-	-	(3,386)	(3,386)

Net income	-	-	-	(1,453,841)	-	(1,453,841)

Balances, March 31, 2007	24,440,340	$24,440	$2,320,717	$(1,800,394)	$(13,618)	$531,145

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	March 31,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(1,453,841)	$102,862

Adjustments to reconcile net income to net
cash provided by operating activities:
Share based compensation	1,666,482	10,000
Depreciation and amortization	15,921	12,241
Loss (gain) on sale of investments	(3,722)	(1,353)
Changes in assets and liabilities:
Accounts receivable	9,223	(24,028)
Inventory	2,211	(9,543)
Prepaid expenses and other	(37,260)	21,068
Accounts payable and accrued expenses	(20,050)	104,957
Deferred revenue	(158,571)	(35,624)
Net cash provided by operating activities	20,393	180,580

Cash flows from investing activities
Purchase of property and equipment	(41,459)	(11,838)
Purchase of investments	(122,097)	(32,696)
Sale of investments	9,293	15,584
Deposits	(1,500)	590
Net cash flows used in investing activities:	(155,763)	(28,360)

Cash flows from financing activities
Proceeds from private placement	-	214,175

Net increase (decrease) in cash and cash equivalents	(135,370)	366,395

Cash and cash equivalents
Beginning of year	366,881	84,338
End of year	$231,511	$450,733
Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pro Travel Network, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pro Travel’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported elsewhere in this Form 10-QSB have been omitted.

NOTE B - Stock-Based Compensation

Pro Travel Network measures all share−based payments, including grants of employee stock options, using a fair−value based method in accordance with Statement of Financial Accounting Standards No. 1238, “Share−Based. Payments.” The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Pro Travel Network utilizes a standard option pricing model, the Black−Scholes model, to measure the fair value of stock options granted. Variables used in the Black Scholes warrant pricing model includes (i) risk-free interest rate (ii) expected option life (iii) expected volatility and (iv) expected dividends.

NOTE C - Common Stock

On January 5, 2007, Pro Travel Network, Inc. issued 190,000 shares of common stock to eleven (11) employees, these shares vest over a two year period. The market value of the 190,000 shares was $190,000 as of January 12, 2007 based upon the closing price of the Pro Travel Stock on the date of grant.

On January 12, 2007, Pro Travel Network, Inc. issued 350,000 shares of common stock to its President and CEO, as a bonus for services rendered. The market value of the 350,000 shares was $350,000 as of January 5, 2007 based upon the closing price of the Pro Travel Stock on the date of grant..

NOTE D- Stock Warrants

On January 19, 2007, we entered into a consulting agreement with Donald W. Sapaugh. In accordance with the terms and provisions of the consulting agreement: (i) we issued to Mr. Sapaugh 500,000 warrants to purchase up to 500,000 of our restricted common stock (250,000 shares at $0.30 per share, 100,000 shares at $0.40 per share, 100,000 shares at $0.50 per share, 25,000 shares at $1.00 per share and 25,000 shares at $1.50 per share) ; and (ii) Mr. Sapaugh shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. The weighted average share price of these warrants is $0.46 per share. Compensation cost has been recognized in the financial statements for warrants issued to Mr. Sapaugh for consulting services in the amount of $563,241.

On January 19, 2007, we entered into a consulting agreement with Hunter M. A. Carr. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to Mr. Carr 500,000 warrants to purchase up to 500,000 of our restricted common stock (250,000 shares at $0.30 per share, 100,000 shares at $0.40 per share, 100,000 shares at $0.50 per share, 25,000 shares at $1.00 per share and 25,000 shares at $1.50 per share) ; and (ii) Mr. Carr shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. The weighted average share price of these warrants is $0.46 per share. Compensation cost has been recognized in the financial statements for warrants issued to Mr. Carr for consulting services in the amount of $563,241

The fair value of the stock options and warrants granted during the period was computed using the Black−Sholes option−pricing model.

Summary information regarding warrants is as follows:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding at June 30, 2006	-	$-
Issued	1,000,000	0.46
Exercised	-	-
Forfeited	-	-
Outstanding at March 31. 2007	1,000,000	$0.46

The weighted average fair value of the warrants issued was $1.13. Variables used in the Black Scholes warrant pricing model includes (i) 5.1% risk-free interest rate (ii) expected option life is the actual life of the warrants (iii) expected volatility of 107% and (iv) zero expected dividends.

Warrants outstanding and exercisable as of March 31, 2007:

	Outstanding		Exercisable
	Number	Remaining	Number
Exercise Price	of Warrants	Life	of Shares

$0.30	500,000	1 year	500,000
$0.40	200,000	1 year	200,000
$0.50	200,000	1 year	200,000
$1.00	50,000	1 year	50,000
$1.50	50,000	1 year	50,000
	1,000,000		1,000,000

NOTE E - Concentrations

From time to time, Pro Travel Network maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $100,000. At March 31, 2007, Pro Travel Network had cash balances in excess of this limit of approximately $106,000.

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

We currently offer the following products:

•	Independent Travel Agent Program or ITAP - $399.99 initial fee; $99 annual fee after first year - sold by our Independent Representatives.

•	Marketing Opportunity - $39.99 monthly license fee.

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

Security Deposits

Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectibility in the amount of $35,353 as of March 31, 2007 (See the section entitled “Legal Proceedings,” below)

Warrant Pricing

Stock-Based Compensation

Pro Travel Network measures all share−based payments, including grants of employee stock options, using a fair−value based method in accordance with Statement of Financial Accounting Standards No. 123R, “Share−Based Payments.” The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Pro Travel Network utilizes a standard option pricing model, the Black−Scholes model, to measure the fair value of stock options granted. Variables used in the Black Scholes warrant pricing model includes (i) risk-free interest rate (ii) expected option life (iii) expected volatility and (iv) expected dividends.

Results of Operations

Nine Months Ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006

For the nine months ended March 31, 2007, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 72%, National Training Events - 18%, Travel Commissions - 10%.  For the nine months ended March 31, 2006, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 81%, National Training Events - 14%, and Travel Commissions- 6%.  We had total revenues of $2,398,703 for the nine months ended March 31, 2007, which is an increase of $580,027, or 32%, over our total revenues for the nine months ended March 31, 2006, which was $1,818,676. Total revenues increased as a result of increased sales across the board, due to increased awareness in the marketplace and the increase in the number of Independent Representatives marketing our products, with travel commission revenue showing the largest percentage increase.   We expect that as ITAP sales and the number of active agents increase, the resulting travel commissions will continue to increase as a percentage of our overall revenue.

Our cost of sales increased $157,584, or 16%, to $1,142,008 for the nine months ended March 31, 2007, as compared to cost of sales of $984,424 for the nine months ended March 31, 2006.  Our cost of sales increased as a direct result of National Training Events.

We had gross profit of $1,256,695 for the nine months ended March 31, 2007, which was an increase of $422,443, or 51%, when compared to our gross profit for the nine months ended March 31, 2006, which was $834,252. Our increase in gross profit was primarily attributable to the increase in our sales which was slightly offset by our increase in cost of sales.

Our 2007 operating expenses increased $1,991,447, or 271%, to $2,726,553 for the nine months ended March 31, 2007, as compared to total operating expenses of $735,106 for the nine months ended March 31, 2006. The increase in total operating expenses was mainly due to an increase in professional and consulting fees, general and administrative expenses and compensation expense. Professional and consulting fees increased $1,171,867 to $1,230,278 for the nine months ended March 31, 2007, as compared to professional and consulting fees of $58,411 for the nine months ended March 31, 2006. The increase in professional and consulting fees was primarily due to the issuance of 1,000,000 warrants to two consultants resulting in an expense to the company of $1,126,482. General and administrative expenses increased $88,389 to $327,450 for the nine months ended March 31, 2007, as compared to general and administrative expenses of $239,061 for the nine months ended March 31, 2006. The increase in general and administrative expenses was primarily attributable to the start-up of our Canadian office along with an increase in merchant fees. Compensation expense increased $727,511 to $1,152,904 for the nine months ended March 31, 2007, as compared to compensation expense of $425,393 for the nine months ended March 31, 2006. The increase in compensation expense was primarily due to an increase in staff along with an increase in quarterly performance bonus and annual salary to Paul Henderson our President and CEO. Mr. Henderson provides management and other services to us under an employment agreement pursuant to which we pay Mr. Henderson salary of $180,000 per year and a commission of 12% of the net Travel Agent Product revenue, less all costs of sales expenses. Mr. Henderson’s employment agreement was amended January 1, 2007 to increase his annual salary from $108,000 to $180,000 per year.

Other income and expenses included an increase in net interest income of $10,788, to $13,151 for the nine months ended March 31, 2007, as compared to net interest income of $2,363 for the nine months ended March 31, 2006, along with a gain on sale of investments of $3,722 for the nine months ended March 31, 2007, compared to gain on sale of investments of $1,353 for the nine months ended March 31, 2006, and a loss on foreign currency of $856, compared to a loss on foreign currency of $0 for the nine months ended March 31, 2006.

We had a net loss applicable to common stock of $1,453,841 for the nine months ended March 31, 2007, as compared to net income applicable to common stock of $102,862 for the nine months ended March 31, 2006. The increase in net loss applicable to common stock was primarily attributable to the issuance of 540,000 shares of common stock to Paul Henderson and various employees along with the issuance of 1,000,000 warrants to two consultants.

We had other comprehensive loss for the nine months ended March 31, 2007 consisting of unrealized loss on investments of $3,386 compared to an unrealized loss on investment of $5,781 for the nine months ended March 31, 2006.

Our comprehensive loss was $1,457,227 for the nine months ended March 31, 2007, as compared to comprehensive income of $97,081 for the nine months ended March 31, 2006.

Commitments and Contingencies

Details regarding the lease for our principal place of business are as follows:

•	Address: City/State/Zip 516 W. Shaw Avenue #103, Fresno, CA 93704
•	Number of Square Feet: 3,397
•	Name of Landlord: J&D Properties
•	Term of Lease: 7 years, commencing March 2005
•	Monthly Rental: Escalating from $4,397 at commencement to $5,374 in the final year of the lease.

Our lease was amended in July, 2005, and monthly rent was reduced. The amount of reduction was due to an agreement to allow in the future an adjacent tenant to have access to 140 square feet of our current 3,397 square feet. All other terms remain the same. The lease is non-cancelable. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. On March 1, 2007, we leased 1,000 square feet of office space in Mississauga, Ontario Canada under a one year non-cancelable operating lease beginning in March 2007. Future minimum rental payments for the fiscal year ending June 30, 2007 are $22,392 under these leases.

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

Liquidity and Capital Resources

As of March 31, 2007, we had total current assets of $602,350 consisting of cash and cash equivalents of $231,511, accounts receivable of $46,952, inventory of $16,524, investments of $250,181 and prepaid expenses of $57,182. Our cash balances exceeded FDIC insurance protection levels by approximately $106,000 at March 31, 2007 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the nine months ended March 31, 2007.

We had total current liabilities of $254,060 consisting of accounts payable of $1,215, accrued expenses of $230,860 and deferred revenue of $21,985. We have no long-term debt. Accrued expenses consisted of accrued employees salaries and benefits of $50,292, lease obligation of $4,174 and commissions and rewards owed our representatives in the amount of $176,394, of which approximately $85,012 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $348,290 as of March 31, 2007.

During the nine months ended March 31, 2007, net cash decreased by $135,370 consisting of $20,393 provided by operating activities and $155,763 used in investing activities.

Net cash provided by operating activities during the nine months ended March 31, 2007, consisted of a net loss from operations of $1,453,841, adjustments for depreciation and amortization of $15,921 along with share base compensation of $1,666,482, and a decrease in inventory of $2,211 and a decrease in accounts receivable of $9,223 which were offset by, a increase in prepaid expenses and other of $37,260, an adjustment for gain on sale of investments of $3,722, a decrease in deferred revenue of $158,571 and a decrease in accounts payable and accrued expenses of $20,050.

Net cash used in investing activities during the nine months ended March 31, 2007, consisted of property and equipment purchases of $41,459, investments purchases of $122,097 and an increase in deposits of $1,500 which were offset by sale of investments of $9,293.

We believe our cash resources of $231,511 along with the $235,401 in certificate of deposits as of March 31, 2007, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Milestone table, above. We estimate that we need $250,000 of capital to expand our operations in Canada.. Currently, we have generated sufficient cash flow from operations to satisfy the initial expansion. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Milestone table will be delayed.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures are in-effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

This conclusion is based upon the number and magnitude of the adjusting entries and additional financial reporting disclosures identified by our independent accountants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2007, Pro Travel Network, Inc. issued 190,000 shares of common stock to eleven (11) employees based on a two year plus vesting with the company. The market value of the 190,000 shares was $190,000 as of January 5, 2007 based upon a closing price of $1.00 on that date.

On January 12, 2007, Pro Travel Network, Inc. issued 350,000 shares of common stock to Paul Henderson, President and CEO, as a bonus for services rendered. The market value of the 350,000 shares was $350,000 as of January 5, 2007 based upon a closing price of $1.00 on that date.
On January 19, 2007, we entered into a consulting agreement with Donald W. Sapaugh. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to Mr. Sapaugh 500,000 warrants to purchase up to 500,000 of our restricted common stock (250,000 shares at $0.30 per share, 100,000 shares at $0.40 per share, 100,000 shares at $0.50 per share, 25,000 shares at $1.00 per share and 25,000 shares at $1.50 per share) ; and (ii) Mr. Sapaugh shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost has been recognized in the financial statements for warrants issued to Mr. Sapaugh for consulting services in the amount of $563,241.

On January 19, 2007, we entered into a consulting agreement with Hunter M. A. Carr. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to Mr. Carr 500,000 warrants to purchase up to 500,000 of our restricted common stock (250,000 shares at $0.30 per share, 100,000 shares at $0.40 per share, 100,000 shares at $0.50 per share, 25,000 shares at $1.00 per share and 25,000 shares at $1.50 per share) ; and (ii) Mr. Carr shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost has been recognized in the financial statements for warrants issued to Mr. Carr for consulting services in the amount of $563,241

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Consulting Agreement between Pro Travel Network, Inc. and Donald W. Sapaugh.
10.2	Consulting Agreement between Pro Travel Network, Inc. and Hunter M. A. Carr.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO TRAVEL NETWORK, INC. By: /s/ Paul Henderson Name: Paul Henderson Title: Chief Executive Officer and President Date: May 21, 2007