Form 10KSB
period 2007-06-30
Pro Travel Network, Inc
filed 2007-10-10
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year ended June 30, 2007 were $4,528,704.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates computed by reference to the price of $.30 at which the common equity was sold was $360,102 as of September 30, 2006.

As of, September 30, 2007 there were 25,680,340 outstanding shares of the issuer’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

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

General

Pro Travel Network, Inc. is an internet provider of online travel stores for travel agencies and home-based representatives using our services and technology. Pro Travel Network markets and establishes independent travel agencies. Pro Travel Network’s strategy is to create a network of commissioned sales representatives who exclusively market the online travel agencies of Pro Travel Network. Purchasers of online travel agencies are known as Independent Travel Agents or ITAs.  Each ITA pays a fee of $399.99 for the purchase of our Independent Travel Agent Program, or ITAP.  Pro Travel Network then retains a percentage of the travel commissions generated by each ITA.

We currently offer the following products:

•	Independent Travel Agent Program - $399.99 initial fee; $99 annual fee after first year - sold by our Independent Representatives.

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

•	Marketing Opportunity - $39.99 monthly license fee,

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

We currently support over 12,500 Independent Travel Agents and over 4,000 Independent Representatives throughout North America.  Since our inception, we have had approximately 3,800 Independent Travel Agents that have become inactive for non-payment of the annual fee after their first year as an agent. Anyone can become and Independent Representative of Pro Travel Network; individuals are not required to first purchase an ITAP in order to be eligible. We have less than 100 Independent Representatives who did not purchase an ITAP.

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

The marketing arm of Pro Travel Network acts as a direct sales organization selling the PTN Independent Travel Agent Program, and has sold over 12,500 ITAPs to date.  These new and existing Independent Travel Agents have the ability to book individual and group travel.  As means of attracting new Travel Agents, we continually look to grow and expand our representative base through recruitment, enrollment, initial training, and support.

PTN Rewards Points

PTN Rewards is Pro Travel Network’s booking bonus program.  All agents will accrue PTN Rewards points on all travel bookings as a percentage of their earned commissions.  Independent Representatives who have earned the position of Manager by first making two ITAP sales themselves and thereafter recruiting two Independent Representative who each make one ITAP sale will also accrue PTN Rewards points. Of our approximately 4,000 Independent Representatives, approximately 420 are Managers.

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

Competition

We operate in a highly competitive market and we may not be able to compete effectively. The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer, including:

•	InterActiveCorp, an interactive commerce company, which owns or controls numerous travel-related enterprises, including Expedia, an online travel agency.

•	Hotels.com, a representative of online lodging reservations, Hotwire, a wholesaler of airline tickets, lodging and other travel products and Ticketmaster.

•	Citysearch, both of which offer destination information and tickets to attractions.

•
Sabre Holdings, which owns Travelocity, an online travel agency, GetThere, a provider of online corporate travel technology and services, and the Sabre Travel Network, a GDS (or "global distribution system" as described below).

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

In the home-based market, we compete with the following, based upon the following information is taken from “Home Bookin’,” a research report by Credit Suisse First Boston dated January 7, 2005.

Franchise Model

There are two good examples of the franchise model, CruiseOne, a subsidiary of National Leisure Group and CruisePlanners, which was recently signed as an affiliate by American Express. The latter is a franchise group that does $60 million of annual cruise sales through 400-plus members. About 40% are experienced cruise sellers with previous agency experience. The economic model is representative - CruisePlanners charges a $495 fee to join plus 3% of gross commissionable sales. For inexperienced agents the 3% royalty is the same but the sign-up fee is $8,995, which covers more extensive training and support services. The franchise model is a turnkey operation with the headquarters providing extensive support, including selling, marketing, booking tools and back office. The commissions earned are spilt between owner and franchisee.

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

We expect existing competitors and business partners and new entrants to the travel business to constantly revise and improve their business models in response to challenges from competing Internet-based businesses, including ours. For example, firms that provide services to us and our competitors may introduce pricing or other business changes that adversely affect our attractiveness to suppliers in favor of our competitors. Similarly, some of our airline suppliers have recently entered into arrangements with GDS providers containing "most favored nations" obligations in which they have committed, in exchange for reduced GDS (defined below) booking fees, to provide to the GDS and its subscribers, including some of our online travel agency competitors, all fares the supplier offers to the general public through any distribution channel.

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

Employees

We have 29 employees, including Paul Henderson, our CEO and President, and the following:

Full time:

Clerical - 17
Operations -  5
Administrative - 2
Management - 5

Part time:
Administrative - 1

Item 2.	Description of Property.

We lease office space for our principal place of business located at 516 W. Shaw Avenue # 103, Fresno, California  93704. The lease began in March 2005 for a term of seven years and was amended on April 16, 2007, to add 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same. The lease is non-cancelable.

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

We are currently pursuing an operating credit card processing service that failed to return our deposit of approximately $35,000.  The credit card processing service is currently pursuing action against its bank to recover this sum and has orally agreed to pay us this amount if recovered. However, as the processor is not located in the U.S., if they do not pay us as orally agreed, we do not intend to institute litigation due to the cost of litigation and uncertainty of collection. Although as the company is still in business and we may be able to collect, recovery is uncertain, so we have provided an allowance on our financial statements for the entire balance in case it is not collected.

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

The following table sets forth the range of high and low bid prices of our common stock as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium, as compiled by Pink Sheets LLC for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions or trades.

COMMON STOCK

	HIGH	LOW
Year Ended June 30, 2007	BID	BID
June 01
Thru	$0.90	$0.64
June 30

Holders of Record

As of September 30, 2007, there were approximately 73 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On January 5, 2007, Pro Travel Network, Inc. issued 180,000 shares of common stock to ten (10) employees based on a two year plus vesting with the company. The market value of the 180,000 shares was $180,000 as of January 5, 2007 based upon a closing price of $1.00 on that date.

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

On January 19, 2007, we entered into a consulting agreement with Hunter M. A. Carr. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to Mr. Carr 500,000 warrants to purchase up to 500,000 of our restricted common stock (250,000 shares at $0.30 per share, 100,000 shares at $0.40 per share, 100,000 shares at $0.50 per share, 25,000 shares at $1.00 per share and 25,000 shares at $1.50 per share) ; and (ii) Mr. Carr shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost has been recognized in the financial statements for warrants issued to Mr. Carr for consulting services in the amount of $563,241

On May 07, 2007, Pro Travel Network, Inc. issued 100,000 shares of common stock to Raymond Lopez, Vice President and COO, as part of his compensation. The market value of the 100,000 shares was $52,000 as of May 07, 2007 based upon a closing price of $.52 on that date.

On May 18, 2007, Pro Travel Network, Inc. issued 1,000,000 shares of common stock to Dorothy Harmon, for services rendered. The market value of the 1,000,000 shares was $520,000 as of May 18, 2007 based upon a closing price of $.52 on that date.

On June 06, 2007, Pro Travel Network, Inc. issued 100,000 shares of common stock to Unlimited Profits.Com, Inc., for services rendered. The market value of the 100,000 shares was $55,000 as of June 06, 2007 based upon a closing price of $.55 on that date.

On June 22, 2007, Pro Travel Network, Inc. issued 20,000 shares of common stock to Corazon Lacsamana, Regional Training Director, for services rendered. The market value of the 20,000 shares was $11,000 as of June 22, 2007 based upon a closing price of $.55 on that date.

On June 22, 2007, Pro Travel Network, Inc. issued 20,000 shares of common stock to James Estes, for services rendered. The market value of the 20,000 shares was $11,000 as of June 22, 2007 based upon a closing price of $.55 on that date.

On June 22, 2007, Pro Travel Network, Inc. issued 10,000 shares of common stock to Douglas Singer, for services rendered. The market value of the 10,000 shares was $5,500 as of June 22, 2007 based upon a closing price of $.55 on that date.

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

We currently support over 12,500 independent travel agents and over 4,000 Independent Representatives throughout North America.

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

Security Deposits

Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectibility in the amount of $35,353 as of March 31, 2007 (See the section entitled “Legal Proceedings,” below)

Results of Operations

Fiscal Year Ended June 30, 2007 Compared to the Fiscal Year Ended June 30, 2006

For the year ended June 30, 2007, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 62%, National Training Events - 14%, Travel Commissions - 24%.  For the year ended June 30, 2006, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 73%, National Training Events - 14%, and Travel Commissions- 13%.  We had total revenues of $4,528,755 for the year ended June 30, 2007, which is an increase of $1,621,205, or 56%, over our total revenues for the year ended June 30, 2006, which was $2,907,550. Total revenues increased as a result of increased sales across the board, due to increased awareness in the marketplace and the increase in the number of Independent Representatives marketing our products, with travel commission revenue showing the largest percentage increase.   We expect that as ITAP sales and the number of active agents increase, the resulting travel commissions will continue to increase as a percentage of our overall revenue.

Our cost of sales increased $873,723, or 48%, to $2,699,008 for the year ended June 30, 2007, as compared to cost of sales of $1,825,285 for the year ended June 30, 2006.  Our cost of sales increased as a direct result of our overall revenue increase.

We had gross profit of $1,829,747 for the year ended June 30, 2007, which was an increase of $747,482, or 69%, when compared to our gross profit for the year ended June 30, 2006, which was $1,082,265. Our increase in gross profit was primarily attributable to the increase in our sales which was slightly offset by our increase in cost of sales.

Our 2007 operating expenses increased $2,714,133, or 248%, to $3,807,571 for the year ended June 30, 2007, as compared to total operating expenses of $1,093,438 for the year ended June 30, 2006. The increase in total operating expenses was mainly due to an increase in professional and consulting fees, general and administrative expenses and compensation expense. Professional and consulting fees increased $1,736,285 to $1,835,326 for the year ended June 30, 2007, as compared to professional and consulting fees of $99,041 for the year ended June 30, 2006. The increase in professional and consulting fees was primarily due to the issuance of 1,000,000 warrants to two consultants resulting in an expense to the company of $1,082,482 along with 1,150,000 shares of common stock issued for services resulting in an expense to the company of $602,500. General and administrative expenses increased $136,872 to $502,643 for the year ended June 30, 2007, as compared to general and administrative expenses of $365,771 for the year ended June 30, 2006. The increase in general and administrative expenses was primarily attributable to the start-up of our Canadian office along with an increase in merchant fees. Compensation expense increased $835,524 to $1,447,454 for the year ended June 30, 2007, as compared to compensation expense of $611,930 for the year ended June 30, 2006. The increase in compensation expense was primarily due to an increase in staff along with an increase in quarterly performance bonus and annual salary to Paul Henderson our President and CEO. Mr. Henderson provides management and other services to us under an employment agreement pursuant to which we pay Mr. Henderson salary of $180,000 per year and a commission of 12% of the net Travel Agent Product revenue, less all costs of sales expenses. Mr. Henderson’s employment agreement was amended January 1, 2007 to increase his annual salary from $108,000 to $180,000 per year.

Other income and expenses included an increase in net interest income of $8,520, to $13,997 for the year ended June 30, 2007, as compared to net interest income of $5,477 for the year ended June 30, 2006, along with a gain on sale of investments of $3,723 for the year ended June 30, 2007, compared to gain on sale of investments of $1,353 for the year ended June 30, 2006, and a loss on foreign currency of $2,454, compared to a loss on foreign currency of $181 for the year ended June 30, 2006.

We had a net loss applicable to common stock of $1,962,558 for the year ended June 30, 2007, as compared to a net loss applicable to common stock of $4,524 for the year ended June 30, 2006. The increase in net loss applicable to common stock was primarily attributable to the issuance of 630,000 shares of common stock to various employees and 1,150,000 shares of common stock issued to consultants for services along with the issuance of 1,000,000 warrants to two consultants.

We had other comprehensive loss for the year ended June 30, 2007, consisting of unrealized loss on investments of $11,704 compared to an unrealized loss on investment of $10,232 for the year ended June 30, 2007.

Our comprehensive loss was $1,974,262 for the year ended June 30, 2007, as compared to comprehensive loss of $14,756 for the year ended June 30, 2006. The comprehensive loss of $1,974,262 for the year ended June 30, 2007 was primarily attributable to the issuance of 1,690,000 shares of common stock for services along with the issuance of 1,000.000 warrants to two consultants resulting in a non-cash expense to the company of $2,266,982.

Commitments and Contingencies

Details regarding the lease for our principal place of business are as follows:

•	Address: City/State/Zip 516 W. Shaw Avenue #103, Fresno, CA 93704

•	Number of Square Feet: 6,059

•	Name of Landlord: J&D Properties

•	Term of Lease: 7 years, commencing March 2005

•	Monthly Rental: Escalating from $4,397 at commencement to $9,997 in the final year of the lease.

Our lease was amended in April, 2007, and monthly rent was increased, effective July, 2007. The amount of the increase was due to an additional 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same. The lease is non-cancelable. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. On March 1, 2007, we moved our offices from London, Ontario Canada to Mississauga, Ontario Canada and leased 1,000 square feet of office space under a one year non-cancelable operating lease beginning in March 2007. Future minimum rental payments, by year and in aggregate under these leases are as follows and include 3 months of prepaid rent for our principal place of business for the July 2007 and July/August 2008.

Year Ending June 30,	Amount
2008	$118,903
2009	108,863
2010	108,863
2011	108,863
2012	108,863

$554,355

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

Liquidity and Capital Resources

As of June 30, 2007, we had total current assets of $755,659 consisting of cash and cash equivalents of $366,837, accounts receivable of $2,805, inventory of $18,096, investments of $341,863 and prepaid expenses of $26,058. Our cash balances exceeded FDIC insurance protection levels by approximately $9,584 at June 30, 2007 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the year ended June 30, 2007.

We had total current liabilities of $338,117 consisting of accounts payable of $9,721, accrued expenses of $323,155 and deferred revenue of $5,241. We have no long-term debt. Accrued expenses consisted of accrued employees salaries and benefits of $61,408, other expenses of $32,450 and commissions and rewards owed our representatives in the amount of $229,297, of which approximately $82,376 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $417,542 as of June 30, 2007.

During the year ended June 30, 2007, net cash decreased by $44 consisting of $276,158 provided by operating activities and $276,202 used in investing activities.

Net cash provided by operating activities during the year ended June 30, 2007, consisted of a net loss from operations of $1,962,558, adjustments for depreciation and amortization of $22,148 along with share-based compensation of $2,266,982, and a decrease in inventory of $639, a decrease in accounts receivable of $53,370 and a increase in accounts payable and accrued expenses of $80,752 which were offset by, an increase in prepaid expenses and other current assets of $6,136, an adjustment for gain on sale of investments of $3,723, and a decrease in deferred revenue of $175,315.

Net cash used in investing activities during the year ended June 30, 2007, consisted of property and equipment purchases of $57,507, investments purchases of $222,096 and an increase in deposits of $5,892 which were offset by sale of investments of $9,293.

We believe our cash resources of $366,837 along with the $235,401 in certificate of deposits as of June 30, 2007, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Milestone table, above. We estimate that we need $250,000 of capital to expand our operations in Canada.. Currently, we have generated sufficient cash flow from operations to satisfy the initial expansion. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Milestone table will be delayed.

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

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pro Travel Network, Inc.
Fresno, California

We have audited the accompanying balance sheet of Pro Travel Network, Inc. as of June 30, 2007 and 2006 and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of Pro Travel Network, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Pro Travel Network, Inc. as of June 30, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Malone & Bailey, PC

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 5, 2007

PRO TRAVEL NETWORK, INC.
BALANCE SHEETS

	June 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$366,837	$366,881
Accounts receivable	2,805	56,175
Inventory	18,096	18,735
Investments	341,863	137,041
Prepaid expenses	26,058	19,922
Total current assets	755,659	598,754

PROPERTY and EQUIPMENT, net	75,890	40,531

OTHER ASSETS
Security deposits, net of allowance of $35,353	121,178	115,286
TOTAL ASSETS	$952,727	$754,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,721	$45,355
Accrued expenses	323,155	206,770
Deferred national event revenue	5,241	180,556
Total current liabilities	338,117	432,681

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized,
25,680,340 and 23,900,340 shares issued and outstanding	25,680	23,900
Additional paid-in-capital	2,919,977	654,775
Accumulated deficit	(2,309,111)	(346,553)
Accumulated other comprehensive loss	(21,936)	(10,232)
Total shareholders’ equity	614,610	321,890
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$952,727	$754,571

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2007		2006
REVENUE
Travel agent products		$2,825,565	$2,118,683
National events		634,950	406,500
Commissions		1,068,240	382,367

Total revenues		4,528,755	2,907,550

COST OF REVENUES
Travel agent products		1,458,556	1,171,113
National events		543,611	380,176
Commissions		696,841	273,997
Total cost of revenues		2,699,008	1,825,285

Gross profit		1,829,747	1,082,265

OPERATING EXPENSES
Compensation expense		1,447,454	611,930
Professional and consulting fees		1,835,326	99,041
General and administrative expenses		502,643	365,771
Depreciation expense		22,148	16,696
Total operating expenses		3,807,571	1,093,438

Loss from operations		(1,977,824)	(11,173)

OTHER INCOME (EXPENSE)
Interest income, net		13,997	5,477
Gain on sale of investments		3,723	1,353
Loss on foreign currency		(2,454)	(181)

Net loss applicable to common stock		(1,962,558)	(4,524)

Unrealized loss on investments		(11,704)	(10,232)

Comprehensive loss		$(1,974,262)	$(14,756)

Per Share Data
Basic and diluted net loss per share	$	(0.08)	$(0.00)

Weighted average shares outstanding		24,311,381	23,785,041

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2007 and 2006

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balances, June 30, 2005	23,709,000	$23,709	$430,791	$(342,029)	$-	$112,471

Stock issued for:
Cash	171,340	171	214,004	-	-	214,175
Services	20,000	20	9,980	-	-	10,000

Unrealized gain (loss) on investments	-	-	-	-	(10,232)	(10,232)

Net income	-	-	-	(4,524)	-	(4,524)

Balances, June 30, 2006	23,900,340	$23,900	$654,775	$(346,553)	$(10,232)	$321,890

Stock issued for:
Cash	-	-	-	-		-
Services	1,780,000	1,780	1,182,720	-		1,184,500

Warrant expense			1,082,482			1,082,482

Unrealized gain (loss) on investments	-	-	-	-	(11,704)	(11,704)

Net income	-	-	-	(1,962,558)	-	(1,962,558)

Balances, June 30, 2007	25,680,340	$25,680	$2,919,977	$(2,309,111)	$(21,936)	$614,610

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,
	2007	2006

Cash flows from operating activities
Net loss	$(1,962,558)	$(4,524)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Share-based compensation	2,266,982	10,000
Gain on sale of investments	(3,723)	(1,353)
Depreciation and amortization	22,148	16,696
Changes in assets and liabilities:
Accounts receivable	53,370	(33,170)
Inventory	639	(8,448)
Prepaid expenses and other current assets	(6,137)	25,819
Accounts payable and accrued expenses	80,752	168,349
Deferred revenue	(175,315)	58,778

Net cash provided by operating activities	276,158	232,147

Cash flows from investing activities
Purchase of property and equipment	(57,507)	(15,950)
Purchase of investments	(222,096)	(161,503)
Sale of investments	9,293	15,584
Deposits	(5,892)	(1,910)
Net cash flows used in investing activities:	(276,202)	(163,779)

Cash flows from financing activities
Proceeds from issuance of common stock	-	214,175

Net increase (decrease) in cash and cash equivalents	(44)	282,543

Cash and cash equivalents
Beginning of year	366,881	84,338

End of year	$366,837	$366,881

Supplemental Disclosures
Cash Paid During the Year for:
Interest	$-	$-
Income taxes	-	-

Non-Cash Investing Activities:
Unrealized loss on investment	$11,704	$10,232

The accompanying notes are an integral part of the financial statements.

Pro Travel Network, Inc.
Notes to Financial Statements
June 30, 2007

NOTE A - THE COMPANY

Nature of Business

Pro Travel Network, Inc. (the “Company” or “Pro Travel”) is a Nevada corporation that was incorporated on October 23, 2003. The Company was initially named PTN Investment Group, Inc. and up through May 2005 was doing business as Pro Travel Network. In May 2005, the Company amended its Articles of Incorporation and changed its name to Pro Travel Network, Inc.

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

Credit Risk

Pro Travel is subject to credit risk relative to its trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of its customer base and the geographic dispersion of such customers. The Company estimates losses for uncollectible trade receivables based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. For the years ended June 30, 2007, and 2006, respectively, the Company has determined that no allowance for doubtful accounts is necessary.

Cash balances exceeded FDIC insurance protection levels by approximately $9,584 at June 30, 2007 and at certain points throughout the year subjecting Pro Travel to risk related to the un-protected balance. Pro Travel has determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the year ending June 30, 2007.

Inventories

Inventories consist primarily of training aids provided to travel agents who register in our Independent Travel Agent Program and other promotional products and are valued at the lower of cost (determined using an average cost method)or market. Pro Travel records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated market value based on assumptions about future market demand and market conditions. For the years ended June 30, 2007, and 2006, respectively, the Company has determined that no obsolete or slow-moving inventory valuation is necessary.

Investments

Pro Travel classifies its investments as held-to-maturity or available-for-sale based upon the nature of the investment. Held-to-maturity investment primarily consist of certificated of deposit. Earnings on held-to-maturity investments in reflected as a component of net income or loss. Available-for-sale securities are primarily marketable equity securities which are reported at estimated fair value with unrealized gains and losses included in other comprehensive income or loss net of applicable deferred income taxes. Realized gains and losses on sales are recognized in comprehensive income on the specific identification basis. The estimated fair values of investments are based on quoted market prices or dealer quotes.

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

Depreciation and amortization expense related to property and equipment was approximately $22,148 and $16,696 for the years ended June 30, 2007, and 2006, respectively.

Revenue Recognition

Pro Travel recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sale price is fixed and determinable and collect-a is reasonably assured. Pro Travel’s primary sources of revenue are discussed below.

Travel Agent Products

Pro Travel’s revenues from sales of travel agent products primarily relate to sales of its independent travel agent package kit (“ITAP Kit”) and sales of its representative trainer program license (“RT License”). Purchasers of the ITAP Kit receive every thing they need to start their own travel agency and become an independent travel agent. Purchasers of the RT License gain access to the network marketing side of the Company’s business.

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

Commission Revenue

Pro Travel has negotiated arrangements with many travel industry vendors (e.g., hotels, vacation resorts and cruise lines) (“Preferred Suppliers”) that provide the Company the opportunity to earn a commission when one of its independent travel agents makes a booking with one of the Preferred Suppliers. At the time Pro Travel sells one of its ITAP Kits, it also enters into an agreement with the independent travel agent wherein the independent travel agent agrees that it will earn a percentage (typically 70%) of any commissions generated from bookings with Preferred Suppliers. As the host travel agency, Pro Travel receives the commission payment directly from the Preferred Supplier. Upon receipt of the commission from the Preferred Supplier, Pro Travel recognizes revenue equal to the gross commission received and recognizes an expense equal to the percentage of the commission due the independent travel agent.

Allowance for Cancellations and Returns

Pro Travel provides an allowance for cancellations and returns of travel agent products based on historical experience. Cancellations and returns are applied to the allowance when realized. No allowance was considered necessary as of June 30, 2007 and 2006.

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

Stock-Based Compensation

From time to time, Pro Travel issues shares of common stock to its directors, certain employees and non-employee service providers. Pro Travel recognizes the estimated fair value of those shares at the date of grant as unearned compensation and amortizes such amount to compensation expense ratably over the vesting period of each grant. In those instances where the award is immediately vested, Pro Travel recognizes a charge for stock based compensation on the grant date..

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. Pro Travel adopted SFAS No. 123R as of January 1, 2006.

Net Income Per Common Share

Basic net income (loss) per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and Redeemable Convertible Preferred Stock and are calculated using the treasury stock method. As of June 30, 2007 and 2006, there were no dilutive potential common shares outstanding.

NOTE C — INVESTMENTS

The aggregate amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value, available for sale securities by major security type at June 30, 2007 and 2006, is as follows:

	2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
Held-to-maturity
Certificate of deposits (Due in less than one year)	$235,401	$-	$-	$235,401
Available-for-sale
Corporate equity investments	128,398	-	21,936	106,462
Total	$363,799	$-	$21,936	$341,863

	2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
Held-to-maturity
Certificate of deposits (Due in less than one year)	$125,428	$-	$-	$125,428
Available-for-sale
Corporate equity investments	21,845	-	10,232	11,613
Total	$147,273	$-	$10,232	$137,041

NOTE D — PROPERTY & EQUIPMENT

Property & equipment as of June 30, 2007 and 2006, consists of the following:

	June 30,
Description	2007	2006
Furniture and fixtures	$38,243	$19,087
Equipment	61,658	24,725
Websites/Software	29,616	28,198
Total property and equipment	129,517	72,010
Less accumulated depreciation	53,627	31,479
Property and equipment, net	$75,890	$40,531

NOTE E — COMMON STOCK

Issuances for Services

On January 5, 2007, Pro Travel Network, Inc. issued 180,000 shares of common stock to ten (10) employees based on a two year plus vesting with the company. The market value of the 180,000 shares was $180,000 as of January 5, 2007 based upon a closing price of $1.00 on that date.

On January 12, 2007, Pro Travel Network, Inc. issued 350,000 shares of common stock to Paul Henderson, President and CEO, as a bonus for services rendered. The market value of the 350,000 shares was $350,000 as of January 5, 2007 based upon a closing price of $1.00 on that date.

On May 07, 2007, Pro Travel Network, Inc. issued 100,000 shares of common stock to Raymond Lopez, Vice President and COO, as part of his compensation. The market value of the 100,000 shares was $52,000 as of May 07, 2007 based upon a closing price of $.52 on that date.

On May 18, 2007, Pro Travel Network, Inc. issued 1,000,000 shares of common stock to Dorothy Harmon, for services rendered. The market value of the 1,000,000 shares was $520,000 as of May 18, 2007 based upon a closing price of $.52 on that date.

On June 06, 2007, Pro Travel Network, Inc. issued 100,000 shares of common stock to Unlimited Profits.Com, Inc., for services rendered. The market value of the 100,000 shares was $55,000 as of June 06, 2007 based upon a closing price of $.55 on that date.

On June 22, 2007, Pro Travel Network, Inc. issued 20,000 shares of common stock to Corazon Lacsamana, Regional Training Director, for services rendered. The market value of the 20,000 shares was $11,000 as of June 22, 2007 based upon a closing price of $.55 on that date.

On June 22, 2007, Pro Travel Network, Inc. issued 20,000 shares of common stock to James Estes, for services rendered. The market value of the 20,000 shares was $11,000 as of June 22, 2007 based upon a closing price of $.55 on that date.

On June 22, 2007, Pro Travel Network, Inc. issued 10,000 shares of common stock to Douglas Singer, for services rendered. The market value of the 10,000 shares was $5,500 as of June 22, 2007 based upon a closing price of $.55 on that date.

NOTE F — STOCK WARRANTS

On January 19, 2007, we entered into a consulting agreement with Donald W. Sapaugh. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to Mr. Sapaugh 500,000 warrants to purchase up to 500,000 of our restricted common stock (250,000 shares at $0.30 per share, 100,000 shares at $0.40 per share, 100,000 shares at $0.50 per share, 25,000 shares at $1.00 per share and 25,000 shares at $1.50 per share) ; and (ii) Mr. Sapaugh shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost has been recognized in the financial statements for warrants issued to Mr. Sapaugh for consulting services in the amount of $541,241.

On January 19, 2007, we entered into a consulting agreement with Hunter M. A. Carr. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to Mr. Carr 500,000 warrants to purchase up to 500,000 of our restricted common stock (250,000 shares at $0.30 per share, 100,000 shares at $0.40 per share, 100,000 shares at $0.50 per share, 25,000 shares at $1.00 per share and 25,000 shares at $1.50 per share) ; and (ii) Mr. Carr shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost has been recognized in the financial statements for warrants issued to Mr. Carr for consulting services in the amount of $541,241

Summary information regarding warrants is as follows:

		Weighted Average
	Warrants	Share Price
Outstanding at June 30, 2006	-	$-
Issued	1,000,000	0.46
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2007	1,000,000	$0.46

The weighted average fair value of the warrants issued was $1.13. Variables used in the Black Scholes warrant pricing model includes (i) 5.1% risk-free interest rate (ii) expected life of six months (iii) expected volatility of 107% and (iv) zero expected dividends.

Warrants outstanding and exercisable as of June 30, 2007:

	Outstanding		Exercisable
	Number	Remaining	Number
Exercise Price	of Warrants	Life	of Shares

$0.30	500,000	1 year	500,000
$0.40	200,000	1 year	200,000
$0.50	200,000	1 year	200,000
$1.00	50,000	1 year	50,000
$1.50	50,000	1 year	50,000
	1,000,000		1,000,000

NOTE G — COMMITMENTS AND CONTINGENCIES

Pro Travel leases office space under three non-cancelable operating leases. Rent expense was $78,368 and $55,342 for the years ended June 30, 2007, and 2006, respectively.

The lease on our primary operating facility was amended in April, 2007, and monthly rent was increased, effective July, 2007. The amount of the increase was due to an additional 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. On March 1, 2007, we moved our offices from London, Ontario Canada to Mississauga, Ontario Canada and leased 1,000 square feet of office space under a one year non-cancelable operating lease beginning in March 2007. Future minimum rental payments, by year and in aggregate under these leases are as follows and include 3 months of prepaid rent for our principal place of business for the July 2007 and July/August 2008.

Year Ending June 30,	Amount
2008	$118,903
2009	108,863
2010	108,863
2011	108,863
2012	108,863

$554,355

During the normal course of business, Pro Travel may become involved in various claims and legal actions. Management of the Company establishes estimated liabilities for contingencies consistent with guidance prescribed in SFAS 5. Currently, Management believes the Company has no material exposure related to litigation or other loss contingencies and therefore no provision has been made for potential loss contingencies for the years ending June 30, 2007, and 2006, respectively.

NOTE H - SECURITY DEPOSITS

Deposits are comprised of operating lease deposits of approximately $21,178 and amounts on deposit with two third-party credit card payment processing services that serve as collateral in case the Company ceased operations or experienced excessive charge backs with its customers totaling $135,353. Of the $135,353, approximately $35,353 relates to a credit card processing service that ceased operations prior to returning Pro Travel’s deposit. Although Pro Travel is pursuing collection of this amount, it has provided an allowance for the entire balance.

NOTE I - ACCRUED EXPENSES

Accrued Expenses consist of the following at June 30, 2007 and 2006:

	June 30,
	2007	2006
Rep commissions payable	$146,921	$73,285
PTN Reward Points payable	82,376	70,963
Accrued employee salaries and benefits	61,408	62,522
Other expenses	32,450	-
Total accrued liabilities	$323,155	$206,770

NOTE J - DEFERRED NATIONAL EVENT REVENUE

Represents payments received in advance for National Events that are scheduled to take place in a future period. Revenue will be recognized by Pro Travel when this scheduled event takes place and expenses related to this event are incurred.

NOTE I - INCOME TAXES

Income taxes are not due since Pro Travel has continued to operate at net loss since inception. Pro Travel has deductible net operating losses of approximately $2,021,758 at June 30, 2007. These losses begin to expire in 2025. Components of deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows:

	June 30,
	2007	2006
Deferred tax asset-net operating loss carry-forwards	$716,990	$9,373
Deferred tax liability-unrealized holding loss on investments	(7,677)	(3,531)
Valuation allowance	(709,313)	(5,844)
Net deferred tax asset	$-	$-

Pro Travel has recorded a full valuation allowance against its deferred tax asset since it believes it is likely that such deferred tax asset will not be realized.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.

Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

The deficiencies in our internal control related to expense recognition and proper recording of share based compensation. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Paul Henderson	42	President, Chief Executive Officer and a Director
Raymond Lopez	42	Vice President and Chief Operating Officer
Karen Barker	52	Controller
Harold Cardwell	55	Director
Douglas Singer	40	Director
James Estes	38	Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Paul Henderson, President/Chief Executive Officer and a director

Mr. Henderson has been President, Chief Executive Officer and director of Pro Travel Network, Inc. since its inception in October 2003. From January 2002 to October 2003, Mr. Henderson was a self employed sales and recruiting representative selling and recruiting people to sell long distance services. Prior to that, he was Regional Vice President of CAN, Inc. a long distance service marketing company.

Raymond Lopez, Vice President/Chief Operating Officer

Mr. Lopez brings over 16 years of sales management and finance experience to his role as Chief Operating Officer and Vice President. Most recently, he served as Area Manager for Countrywide Specialty Lending Group. Prior to that, he was the General Sales Manager of Fresno Dodge, the largest selling Dodge dealer in Central California. He has a proven track record of quickly achieving success and being recognized for that success.

Karen Barker, Controller

Mrs. Barker brings over 20 years of accounting experience to her role as Controller. Most recently, she served as Controller for Hall Distributing Co. in Fresno, CA, a retail and wholesale business catering to the farming and travel industry.

Harold Cardwell, Director

Mr. Cardwell owns and administers a successful marketing and sales business in the insurance industry for over 25 years. While his personal awards are numerous, his guidance and sales leadership has earned his business many accolades most notably, the achievement of Life Millionaire status.

Douglas Singer, Director

Mr. Singer has been a successful Central Valley small business owner and entrepreneur for nearly 20 years. After earning a BA in history from San Diego State University, he began his first company in 1989, Singer Commercial Spraying. Currently Mr. Singer now owns and operates three ag service companies; Singer Commercial Spraying, Singer Brush Shedding and Singer Farms, which consist of a 40 acre orange orchard and 110 acres of almonds, pistachios and grapes.

James Estes, Director

Mr. Estes founded Estes Development, a company that develops and constructs commercial real estate projects. Mr. Estes and his company have completed a range of projects such as shopping centers, various land development projects and auto dealerships. He has been very successful in the auto sales industry and is a Dealer Principal and owner, of a number of successful dealerships. Mr. Estes earned his Bachelor of Science degree in Business Marking from California State University.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

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

Code of Ethics

Our board of directors adopted a Code of Ethics in September 2006, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Paul Henderson, Chief Executive Officer, at 516 West Shaw Avenue # 103, Fresno, California 93704 or at (559) 224-6000.

Item 10.	Executive Compensation.

The following table sets forth the compensation paid to our executive officers during fiscal year ended June 30, 2007 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Paul Henderson,
President/CEO	2007	$144,000	$162,261	$350,000	$-	$-	$-	$-	$656,261
Raymond Lopez,
VP/COO	2007	$16,000	$-	$52,000	$-	$-	$-	$-	$68,000
Karen Barker,
Controller	2007	$36,000	$-	$-	$-	$-	$-	$-	$36,000

(1)
This amount represents fees paid by us to the Named Executive Officer during the past year pursuant to services provided in connection with their respective position as Chief Executive Officer and Chief Operating Officer.

Compensation Agreements

We have an employment agreement with Paul Henderson which provides as follows:

•	The agreement begin on March 1, 2005.

•
Salary of $180,000 per year plus commission at 12% of the net of all sales revenue, less all costs of sales expenses. Agreement was amended January 1, 2007 to increase annual salary from $108,000 to $180,000 per year.

•
Without cause, we may terminate the agreement at any time upon 60 days written notice. If we terminate the agreement without cause, we are required to pay Mr. Henderson $8,500 as a severance. Without cause Mr. Henderson may terminate the agreement upon 14 days written notice; however, we would not be required to pay him a severance. In addition, we may terminate the employment upon 60 days notice should any of the following events occur:

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JUNE 30, 2007

During fiscal year ended June 30, 2007, we did not grant any stock options, stock awards or stock warrants to the Named Executive Officers.

DIRECTOR COMPENSATION TABLE

During fiscal year ended June 30, 2007, we did not pay any compensation to our directors for their respective position on the Board of Directors.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Paul Henderson	$-	$-	$-	$-	$-	$-	$-
Harold Cardwell	$-	$-	$-	$-	$-	$-	$-
Douglas Singer	$-	$-	$-	$-	$-	$-	$-
James Estes	$-	$-	$-	$-	$-	$-	$-

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 25,680,340 shares of common stock issued and outstanding.

	Amount and nature of		Percentage of
Name and Address of Beneficial Owner (2)	Beneficial Ownership (1)		Beneficial Ownership
Directors and Officers:
Paul Henderson	12,850,000		50.0%
Raymond Lopez	100,000.04%
James Estes	20,000.01%
Douglas Singer	10,000	*	.00%

All executive officers and directors
as a group (4 persons)	12,980,000		50.5%
Major Shareholders:
Beverly Thomas	6,000,000		23.4%
Dorothy Harmon	3,000,000		11.7%
Nancy Singer	2,500,000		9.7%

*Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 25,680,340 shares issued and outstanding.

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

Name	Number of Shares Owned before Return	Number of Shares Returned before Reverse Split	Number of Shares Owned before Reverse Split	Number of Shares Owned after Reverse Split

Paul Henderson	37,500,000	-	37,500,000	12,500,000

Valerie Penley(1)	7,500,000	-	7,500,000	2,500,000

Beverly Thomas	22,500,000	4,500,000	18,000,000	6,000,000

Dorothy Harmon	7,500,000	1,500,000	6,000,000	2,000,000

(1)	Currently owned by Nancy Singer. Valerie Penley’s shares were transferred to her mother, Nancy Singer, upon her death in late 2005.

Upon formation, we issued original founders’ shares as follows:

Description	Date of Issuance	Number of Shares	Cash Consideration Given

Paul Henderson	October 2003	37,500,000	$10,000

Lee & Beverly Thomas	October 2003	22,500,000	10,000

Dorothy Harmon	October 2003	7,500,000	10,000

Valerie Penley	October 2003	7,500,000	-

Total		75,000,000	$30,000

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

Item 13.	Exhibits.

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit No.	Description of Exhibit

10.1	Consulting Agreement between Pro Travel Network, Inc. and Donald W. Sapaugh.

10.2	Consulting Agreement between Pro Travel Network, Inc. and Hunter M. A. Carr.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2007	2006

Audit Fees	$42,781	$35,635
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO TRAVEL NETWORK, INC.

By:	/s/ Paul Henderson
Name: Paul Henderson Title: Chief Executive Officer and President Date: September 25, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Henderson	Chief Executive Officer, President and Sole Director	October 08, 2007
Paul Henderson	(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)