Form 10QSB
period 2007-09-30
Pro Travel Network, Inc
filed 2007-11-14
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007 there were 25,680,340 outstanding shares of the registrant’s common stock $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

2

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRO TRAVEL NETWORK, INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2007	June 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$324,018	$366,837
Accounts receivable	17,238	2,805
Inventory	18,071	18,096
Investments	441,873	341,863
Prepaid expenses	195,865	26,058
Total current assets	997,065	755,659

PROPERTY and EQUIPMENT, net of accumulated depreciation of $57,110 and $53,627, respectively	84,173	75,890

OTHER ASSETS
Security deposits, net of allowance of $35,353	121,178	121,178
TOTAL ASSETS	$1,202,416	$952,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,193	$9,721
Accrued expenses	357,644	323,155
Deferred national event revenue	71,975	5,241
Total current liabilities	440,812	338,117

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,680,340 and 25,680,340 shares issued and outstanding	25,680	25,680
Additional paid-in-capital	2,919,977	2,919,977
Accumulated deficit	(2,163,217)	(2,309,111)
Accumulated other comprehensive loss	(20,836)	(21,936)
Total shareholders’ equity	761,604	614,610
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,202,416	$952,727

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2007	2006
REVENUE
Travel agent products	$1,512,171	$529,885
National events	-	217,532
Commissions	510,162	279,221
Total revenues	2,022,333	1,026,638

COST OF REVENUES
Travel agent products	893,833	201,498
National events	-	195,096
Commissions	388,859	181,268
Total cost of revenues	1,282,692	577,862
Gross profit	739,641	448,776
OPERATING EXPENSES
Compensation expense	337,655	178,493
Professional and consulting fees	23,081	61,108
General and administrative expenses	230,793	106,272
Depreciation expense	3,483	4,682
Total operating expenses	595,012	350,555
Income from operations	144,629	98,221
OTHER INCOME (EXPENSE)
Interest income, net	440	4,496
Gain on sale of investments	-	3,722
Gain (loss) on foreign currency	825	(802)
Net income applicable to common stock	145,894	105,637

Unrealized gain on investments	1,100	10,283

Comprehensive income	$146,994	$115,920

Basic and Diluted Per Common Share Data
Basic and diluted net income per share	$0.01	$0.00

Weighted average shares outstanding - basic	25,680,340	23,900,340
Weighted average shares outstanding – fully diluted	26,680,340	23,900,340

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2007	2006

Cash flows from operating activities
Net income	$145,894	$105,637

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,483	4,682
Gain on sale of investments	-	(3,722)
Changes in assets and liabilities:
Accounts receivable	(14,433)	39,424
Inventory	25	3,568
Prepaid expenses and other	(169,807)	14,455
Accounts payable and accrued expenses	35,961	(17,455)
Deferred revenue	66,734	(180,556)
Net cash provided by (used in) operating activities	67,857	(33,967)

Cash flows from investing activities
Purchase of property and equipment	(11,766)	(11,981)
Purchase of investments	(98,910)	(5,797)
Sale of investments	-	9,292
Net cash flows used in investing activities:	(110,676)	(8,486)

Net decrease in cash and cash equivalents	(42,819)	(42,453)
Cash and cash equivalents
Beginning of year	366,837	366,881
End of year	$324,018	$324,428

Supplemental Disclosures
Cash Paid for:
Interest	$-	$-
Income taxes	-	-

Non-Cash Investing Activities:
Unrealized gain on investment	$1,100	$10,283

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pro Travel Network, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pro Travel’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported elsewhere in this Form 10-QSB have been omitted.

NOTE B – CHANGE IN ACCOUNTING POLICY

Pro Travel Network decided at the beginning of 2007 to change its method of accounting for commission expenses paid to its travel agents. Historically, Pro Travel netted commission expense against commission revenues. In this first interim period of our fiscal year ending June 30, 2008, we have adopted a revised policy of recording our commission revenues gross of commission expense and reflecting a separate cost of revenue items for these commission expenses paid to agents.

In making this change in accounting policy, we applied the following considerations encompassed in EITF 99-19:

In assessing whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit or on a net basis, the [SEC] staff considers whether the registrant:

1.	Acts as principal in the transaction,
2.	Takes title to the products,
3.	Has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and
4.	Acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

If the company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, sales should be reported on a net basis.

Pro Travel does accept risk of loss on commission bookings of travel related revenues and historically has been required to make payment to cover losses on cancelled travel bookings. Pro Travel has research industry practice related to this accounting policy and has determined that the industry practice is to report such commission expenses gross and not to net them against the revenues.

The impact on the statement of operations included herein for the three month period ended September 30, 2006 was to increase commission revenues and commission expense in the amount of $181,268.

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective July 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D – NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing the net income applicable to common shares by the weighted-average number of common shares outstanding during the period. Fully diluted net income per common share is calculated by dividing the net income applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. The weighted average common shares and common stock equivalents for both basic and fully diluted earnings per share calculations are as follows:

	Three Months Ended September 30,
Description	2007	2006
Weighted-average shares used to compute basic net income per common share	25,680,340	23,900,340
Securities convertible into shares of common stock used in calculation of common stock equivalents for fully diluted EPS:
Stock warrants	1,000,000	-
Weighted-average shares used to compute basic net income per common share	26,680,340	23,900,340

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

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

We currently offer the following products:

•	Independent Travel Agent Program or ITAP – $399.99 initial fee; $99 annual fee after first year - sold by our Independent Representatives.

•	Marketing Opportunity – $39.99 monthly license fee.

We currently support over 12,500 independent travel agents and over 4,000 Independent Representatives throughout North America.

Critical Accounting Estimates

The financial statements include estimates made by management that impact the amounts reflected for property and equipment as well as security deposits, as detailed below:

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

Property & Equipment

Management has estimated the useful lives as the basis for depreciating its property and equipment. Estimated useful lives utilized for depreciating property and equipment are three years for all computer equipment and software and seven years for furniture and fixtures. Management believes these estimates are very conservative.

Security Deposits

Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectibility in the amount of $35,353 as of September 30, 2007 (See the section entitled “Legal Proceedings,” below)

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

For the three months ended September 30, 2007, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 75%, Travel Commissions – 25%.  For the three months ended September 30, 2006, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 52%, National Training Events – 21%, and Travel Commissions– 27%.  We had total revenues of $2,022,333 for the three months ended September 30, 2007, which is an increase of $995,695, or 97%, over our total revenues for the three months ended September 30, 2006, which was $1,026,638. Total revenues increased due to an increase in the number of Independent Representatives marketing our products, with travel commission revenue showing an 83% increase.   We expect that as ITAP sales and the number of active agents increase, the resulting travel commissions will continue to increase as a percentage of our overall revenue.

Our cost of sales increased $704,830, or 122%, to $1,282,692 for the three months ended September 30, 2007, as compared to cost of sales of $577,862 for the three months ended September 30, 2006.  Our cost of sales increased as a direct result of the increase in the number of Independent Representatives marketing our products along with greater sales of our travel products.

We had gross profit of $739,641 for the three months ended September 30, 2007, which was an increase of $290,865, or 65%, when compared to our gross profit for the three months ended September 30, 2006, which was $448,776. Our increase in gross profit was primarily attributable to the increase in our sales which was slightly offset by our increase in cost of sales.

Our total operating expenses increased $244,457, or 70%, to $595,012 for the three months ended September 30, 2007, as compared to total operating expenses of $350,555 for the three months ended September 30, 2006. The increase in total operating expenses was mainly due to an increase in general and administrative expenses and compensation expense. General and administrative expenses increased $124,521 to $230,793 for the three months ended September 30, 2007, as compared to general and administrative expenses of $106,272 for the three months ended September 30, 2006. The increase in general and administrative expenses was primarily attributable to the start-up of our Canadian office along with an increase in merchant fees as associated with the increase in sales. Compensation expense increased $159,162 to $337,655 for the three months ended September 30, 2007, as compared to compensation expense of $178,493 for the three months ended September 30, 2006. The increase in compensation expense was primarily due to the increase in staff at the corporate and Canadian offices along with an increase in quarterly performance bonus to Paul Henderson our President and CEO based on the increase in net sales. Mr. Henderson provides management and other services to us under an employment agreement pursuant to which we pay Mr. Henderson salary of $180,000 per year and a commission of 12% of the net of all sales revenue, less all costs of sales expenses.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

Other income and expenses included a decrease in net interest income of $4,056, to $440 for the three months ended September 30, 2007, as compared to net interest income of $4,496 for the three months ended September 30, 2006, along with a decrease in gain on sale of investments of $3,722 for the three months ended September 30, 2007, compared to a gain on sale of investments of $3,722 for the three months ended September 30, 2006, and a gain on foreign currency of $825, compared to a loss on foreign currency of $802 for the three months ended September 30, 2006.

We had net income applicable to common stock of $145,894 for the three months ended September 30, 2007, as compared to a net income applicable to common stock of $105,637 for the three months ended September 30, 2006. The increase in net income applicable to common stock was primarily attributable to the increase in ITAP sales and travel commissions.

We had other comprehensive income for the three months ended September 30, 2007 consisting of unrealized gain on investments of $1,100 compared to $10,283 other comprehensive income or expense for the three months ended September 30, 2006.

Our comprehensive income was $146,994 for the three months ended September 30, 2007, as compared to comprehensive income of $115,920 for the three months ended September 30, 2006.

Commitments and Contingencies

Details regarding the lease for our principal place of business are as follows:

•	Address: City/State/Zip 516 W. Shaw Avenue #103, Fresno, CA 93704
•	Number of Square Feet: 6,059
•	Name of Landlord: J&D Properties
•	Term of Lease: 7 years, commencing March 2005
•	Monthly Rental: Escalating from $4,397 at commencement to $9,997 in the final year of the lease.

Our lease was amended in April, 2007, and monthly rent was increased, effective July, 2007. The amount of the increase was due to an additional 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same. The lease is non-cancelable. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. On March 1, 2007, we moved our offices from London, Ontario Canada to Mississauga, Ontario Canada and leased 1,000 square feet of office space under a one year non-cancelable operating lease beginning in March 2007. Future minimum rental payments, for the fiscal year ending June 30, 2008 is $118,903 under these leases.

Milestones

We are in the process of launching full Canadian operations. We opened a Canadian office in Ontario in July 2006 and Quebec in July 2007. The most major goal towards achieving our business objectives over the next year is our goal of having 100% of our agents booking travel. Continuing operations will always focus on ways to increase our marketing sales force. As described below in “Liquidity and Capital Resources,” we will need to obtain $250,000 in additional financing to expand our operations as outlined in the Milestone table below.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Estimated Cost of Completion

Develop Canadian infrastructure	Secure office space in Toronto, office equipment and develop “specific” marketing materials and hiring additional employees	3 months	$50,000
Launch Canadian Marketing Phase	PTN Canadian marketing tour and seminars designed to develop sales force	4 – 12 months	$50,000
Creation of Travel Marketing staff	Marketing head and staff to drive bookings up	2 – 4 months	$50,000
Achieve average ITAP sales of 1,000 per month	Aggressively Recruit top leadership in the multi-level marketing Industry	3 – 12 months	$100,000

All steps will be undertaken contemporaneously.

Our marketing effort will be directed at expanding our representative network through personal contact or seminars.

Liquidity and Capital Resources

As of September 30, 2007, we had total current assets of $997,065 consisting of cash and cash equivalents of $324,018, accounts receivable of $17,238, inventory of $18,071, investments of $441,873 and prepaid expenses of $195,865. Our cash balances exceeded FDIC insurance protection levels by approximately $9,584 at September 30, 2007 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the three months ended September 30, 2007.

We had total current liabilities of $440,812 consisting of accounts payable of $11,193, accrued expenses of $357,644 and deferred revenue of $71,975. We have no long-term debt. Accrued expenses consisted of accrued employees salaries and benefits of $99,727, other expenses of $11,834 and commissions and rewards owed our representatives in the amount of $246,083, of which approximately $102,638 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $556,253 as of September 30, 2007.

During the three months ended September 30, 2007, net cash decreased by $42,819 consisting of $67,857 provided by operating activities and $110,676 used in investing activities.

Net cash provided by operating activities during the three months ended September 30, 2007, consisted of net income from operations of $145,894, adjustments for depreciation and amortization of $3,483, an increase in deferred revenue of $66,734, an increase in accounts payable and accrued expenses of $35,961 and a decrease in inventory of $25, which were offset by an increase in accounts receivable of $14,433, and an increase in prepaid expenses and other of $169,807.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

Net cash used in investing activities during the three months ended September 30, 2007, consisted of property and equipment purchases of $11,766 and investments purchases of $98,910.

We believe our cash resources of $324,018 along with the $235,401 in certificate of deposits as of September 30, 2007, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Milestone table, above. We estimate that we need $250,000 of capital to expand our operations in Canada.. Currently, we have generated sufficient cash flow from operations to satisfy the initial expansion. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Milestone table will be delayed.

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

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

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

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

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

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

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

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

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

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

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

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO TRAVEL NETWORK, INC.

By:	/s/ Paul Henderson
Name: Paul Henderson
Title: Chief Executive Officer and President
Date: November 14, 2007