Form 10QSB
period 2007-12-31
Pro Travel Network, Inc
filed 2008-02-19
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

As of February 13, 2008 there were 25,680,340 outstanding shares of the registrant’s common stock $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRO TRAVEL NETWORK, INC.
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$286,034	$366,837
Accounts receivable	4,270	2,805
Inventory	21,053	18,096
Investments	474,432	341,863
Prepaid expenses	221,867	26,058
Total current assets	1,007,656	755,659

PROPERTY and EQUIPMENT, net of accumulated depreciation of $60,897 and $53,627, respectively	88,282	75,890

OTHER ASSETS
Security deposits, net of allowance of $35,353	121,178	121,178
TOTAL ASSETS	$1,217,116	$952,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$155,396	$9,721
Accrued expenses	347,532	323,155
Deferred national event revenue	155,249	5,241
Total current liabilities	658,177	338,117

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,680,340 and 25,680,340 shares issued and outstanding	25,680	25,680
Additional paid-in-capital	2,919,977	2,919,977
Accumulated deficit	(2,368,993)	(2,309,111)
Accumulated other comprehensive loss	(17,725)	(21,936)
Total shareholders’ equity	558,939	614,610
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,217,116	$952,727

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUE
Travel agent products	$1,466,099	$506,068	$2,978,271	$1,035,953
National events	166,861	13,798	166,861	231,330
Commissions	471,978	188,686	982,140	467,907
Total revenues	2,104,938	708,552	4,127,272	1,735,190

COST OF REVENUES
Travel agent products	1,097,249	223,404	1,991,082	424,902
National events	163,996	-	163,996	195,096
Commissions	284,176	122,218	673,035	303,486
Total cost of revenues	1,545,421	345,622	2,828,113	923,484
Gross profit	559,517	362,930	1,299,159	811,706

OPERATING EXPENSES
Compensation expense	455,455	151,421	793,110	329,914
Professional and consulting fees	43,070	23,051	66,151	84,159
General and administrative expenses	270,489	101,133	501,283	207,405
Depreciation expense	3,787	5,308	7,270	9,990
Total operating expenses	772,801	280,913	1,367,814	631,468
Income (loss) from operations	(213,284)	82,017	(68,655)	180,238

OTHER INCOME (EXPENSE)
Interest income, net	8,476	4,343	8,916	8,839
Gain on sale of investments	-	-	-	3,722
Gain (loss) on foreign currency	(968)	(850)	(143)	(1,652)
Net income (loss) applicable to common stock	(205,776)	85,510	(59,882)	191,147

Unrealized gain (loss) on investments	3,111	(8,808)	4,211	1,478

Comprehensive income (loss)	$(202,665)	$76,702	$(55,671)	$192,625

Basic and Diluted Per Common Share Data
Basic and diluted net income (loss) per share	$(0.01)	$0.00	$(0.00)	$0.01

Weighted average shares outstanding - basic	25,680,340	23,900,340	25,680,340	23,900,340
Weighted average shares outstanding – fully diluted	26,680,340	23,900,340	26,680,340	23,900,340

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(59,882)	$191,147

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,270	9,990
Gain on sale of investments	-	(3,722)
Changes in assets and liabilities:
Accounts receivable	(1,465)	(13,783)
Inventory	(2,957)	4,575
Prepaid expenses and other	(195,809)	(118,021)
Accounts payable and accrued expenses	170,052	(67,132)
Deferred revenue	150,008	(11,510)
Net cash provided by (used in) operating activities	67,217	(8,456)

Cash flows from investing activities
Purchase of property and equipment	(19,662)	(38,291)
Purchase of investments	(128,358)	(117,478)
Sale of investments	-	9,293
Net cash flows used in investing activities:	(148,020)	(146,476)

Net decrease in cash and cash equivalents	(80,803)	(154,932)

Cash and cash equivalents
Beginning of year	366,837	366,881

End of year	$286,034	$211,949

Supplemental Disclosures
Cash Paid for:
Interest	$-	$-
Income taxes	-	-

Non-Cash Investing Activities:
Unrealized gain on investment	$4,211	$1,478

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

The impact on the statement of operations included herein for the six month period ended December 31, 2006 was to increase commission revenues and commission expense in the amount of $303,486.

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
December 31, 2007

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

	Six Months Ended
	December 31,
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

We currently support over 13,500 independent travel agents and over 4,700 Independent Representatives throughout North America.

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

Security Deposits

Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectibility in the amount of $35,353 as of December 31, 2007 (See the section entitled “Legal Proceedings,” below)

Results of Operations

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

For the six months ended December 31, 2007, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 72%, National Training Events – 4%, Travel Commissions – 24%.  For the six months ended December 31, 2006, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 60%, National Training Events – 13%, and Travel Commissions– 27%.  We had total revenues of $4,127,272 for the six months ended December 31, 2007, which is an increase of $2,392,082, or 138%, over our total revenues for the six months ended December 31, 2006, which was $1,735,190. Total revenues increased as a result of increased sales across the board, due to increased awareness in the marketplace and the increase in the number of Independent Representatives marketing our products, with ITAP sales showing the largest percentage increase.   We expect that as ITAP sales and the number of active agents increase, the resulting travel commissions will continue to increase as a percentage of our overall revenue.

Our cost of sales increased $1,904,629, or 206%, to $2,828,113 for the six months ended December 31, 2007, as compared to cost of sales of $923,484 for the six months ended December 31, 2006.  Our cost of sales increased as a direct result of greater sales of our products along with bonuses associated with the 67% increase in the number of Independent Travel Agents and 88% increase in the number of Independent Representatives marketing our products.

We had gross profit of $1,299,159 for the six months ended December 31, 2007, which was an increase of $487,453, or 60%, when compared to our gross profit for the six months ended December 31, 2006, which was $811,706. Our increase in gross profit was primarily attributable to the increase in our sales which was slightly offset by our increase in cost of sales.

Operating expenses increased $736,346, or 116%, to $1,367,814 for the six months ended December 31, 2007 as compared to total operating expenses of $631,468 for the six months ended December 31, 2006. The increase in total operating expenses was mainly due to an increase in general and administrative expenses and compensation expense which was offset by a decrease in professional and consulting fees and depreciation expense. General and administrative expenses increased $293,878 to $501,283 for the six months ended December 31, 2007, as compared to general and administrative expenses of $207,405 for the six months ended December 31, 2006. The increase in general and administrative expenses was primarily attributable to the expansion of our corporate office and the start-up of our Canadian offices. Compensation expense increased $463,196 to $793,110 for the six months ended December 31, 2007, as compared to compensation expense of $329,914 for the six months ended December 31, 2006. The increase in compensation expense was primarily due to an increase in our corporate and Canadian staffs along with an increase in quarterly performance bonus due to the addition of Ray Lopez, Vice President and COO. Mr. Lopez provides management and other services to us under an employment agreement pursuant to which we pay a salary of $96,000 per year and a commission of 2% of the net Travel Agent Product revenue, less all costs of sales expenses. Professional and consulting fees decreased $18,008 to $66,151 for the six months ended December 31, 2007, as compared to professional and consulting fees of $84,159 for the six months ended December 31, 2006. The decrease in professional and consulting fees was primarily due to start-up expenses in 2006 related to being a fully reporting company. Depreciation expense decreased $2,720 to $7,270 for the six months ended December 31, 2007, as compared to depreciation expense of $9,990 for the six months ended December 31, 2006.

Other income and expenses included an increase in net interest income of $77, to $8,916 for the six months ended December 31, 2007, as compared to net interest income of $8,839 for the six months ended December 31, 2006, along with a gain on sale of investments of $0 for the six months ended December 31, 2007, compared to gain on sale of investments of $3,722 for the six months ended December 31, 2006, and a loss on foreign currency of $143 for the six months ended December 31, 2007, compared to a loss on foreign currency of $1,652 for the six months ended December 31, 2006.

We had a net loss applicable to common stock of $59,882 for the six months ended December 31, 2007, as compared to a net income applicable to common stock of $191,147 for the six months ended December 31, 2006. The decrease in net income applicable to common stock was primarily attributable to the increase in operating expenses.

We had other comprehensive income for the six months ended December 31, 2007 consisting of unrealized gain on investments of $4,211 compared to an unrealized gain on investment of $1,478 for the six months ended December 31, 2006.

Our comprehensive loss was $55,671 for the six months ended December 31, 2007, as compared to comprehensive income of $192,625 for the six months ended December 31, 2006.

Commitments and Contingencies

Details regarding the lease for our principal place of business are as follows:

•	Address: City/State/Zip 516 W. Shaw Avenue #103, Fresno, CA 93704
•	Number of Square Feet: 6,059
•	Name of Landlord: J&D Properties
•	Term of Lease: 7 years, commencing March 2005
•	Monthly Rental: Escalating from $4,397 at commencement to $9,997 in the final year of the lease.

Our lease was amended in April, 2007, and monthly rent was increased, effective July, 2007. The amount of the increase was due to an additional 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same. The lease is non-cancelable. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. On March 1, 2007, we moved our offices from London, Ontario Canada to Mississauga, Ontario Canada and leased 1,000 square feet of office space under a one year non-cancelable operating lease beginning in March 2007. Future minimum rental payments, for the fiscal year ending June 30, 2008 are $67,600 under these leases.

Milestones

We are in the final phase of completing the expansion of our operations in Canada. We opened a Canadian office in Ontario in July 2006, Quebec in July 2007 and currently are in the process of opening our final office in British Columbia. The most major goal towards achieving our business objectives over the next year is our goal of having 100% of our agents booking travel. Continuing operations will always focus on ways to increase our marketing sales force. As described below in “Liquidity and Capital Resources,” we believe we will be able to complete our expansion in Canada without any need to obtain additional financing.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Estimated Cost of Completion

Develop Canadian infrastructure	Secure office space in British Columbia, office equipment and develop “specific” marketing materials and hiring additional employees	3 months	$25,000
Launch Canadian Marketing Phase	PTN Canadian marketing tour and seminars designed to develop sales force	4 – 12 months	$50,000
Creation of Travel Marketing staff	Marketing head and staff to drive bookings up	2 – 6 months	$25,000
Achieve average ITAP sales of 1,000 per month	Aggressively Recruit top leadership in the multi-level marketing Industry	Very close to acheiving	$-

All steps will be undertaken contemporaneously.

Our marketing effort will be directed at expanding our representative network through personal contact or seminars.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $1,007,656 consisting of cash and cash equivalents of $286,034, accounts receivable of $4,270, inventory of $21,053, investments of $474,432 and prepaid expenses of $221,867. Our cash balances exceeded FDIC insurance protection levels by approximately $26,189 at December 31, 2007 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the six months ended December 31, 2007.

We had total current liabilities of $658,177 consisting of accounts payable of $155,396, accrued expenses of $347,532 and deferred revenue of $155,249. We have no long-term debt. Accrued expenses consisted of accrued employees salaries and benefits of $146,730, other expenses of $20,730 and commissions and rewards owed our representatives in the amount of $180,072, of which approximately $124,836 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the remainder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $349,479 as of December 31, 2007.

During the six months ended December 31, 2007, net cash decreased by $80,803 consisting of $67,217 provided by operating activities and $148,020 used in investing activities.

Net cash provided by operating activities during the six months ended December 31, 2007, consisted of net loss from operations of $59,882, adjustments for depreciation and amortization of $7,270, an increase in deferred revenue of $150,008, and an increase in accounts payable and accrued expenses of $170,052, which were offset by an increase in inventory of $2,957, an increase in accounts receivable of $1,465, and an increase in prepaid expenses and other of $195,809.

Net cash used in investing activities during the six months ended December 31, 2007, consisted of property and equipment purchases of $19,662 and investments purchases of $128,358.

We believe our cash resources of $286,034 along with the $263,555 in certificate of deposits as of December 31, 2007, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Milestone table, above. We estimate that we need $100,000 of capital to complete the expansion of our operations in Canada.. To date, we have generated sufficient cash flow from operations to satisfy the expansion and believe this trend will continue. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Milestone table will be delayed.

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
Date: February 19, 2008