Form 10QSB
period 2008-03-31
Pro Travel Network, Inc
filed 2008-05-15
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

(559) 224-6000
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐
Non-accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2008 there were 25,885,340 outstanding shares of the registrant’s common stock $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRO TRAVEL NETWORK, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$456,334	$366,837
Accounts receivable	7,134	2,805
Inventory	20,474	18,096
Investments	670,145	341,863
Prepaid expenses	14,050	26,058
Total current assets	1,168,137	755,659

PROPERTY and EQUIPMENT, net of accumulated depreciation
of $65,076 and $53,627, respectively	110,193	75,890

OTHER ASSETS
Security deposits, net of allowance of $35,353	121,178	121,178
TOTAL ASSETS	$1,399,508	$952,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,695	$9,721
Accrued expenses	365,518	323,155
Deferred national event revenue	150,472	5,241
Total current liabilities	525,685	338,117

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized;
25,885,340 and 25,680,340 shares issued and outstanding	25,885	25,680
Additional paid-in-capital	2,993,572	2,919,977
Accumulated deficit	(2,095,702)	(2,309,111)
Accumulated other comprehensive loss	(49,932)	(21,936)
Total shareholders’ equity	873,823	614,610
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,399,508	$952,727

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUE
Travel agent products	$1,994,863	$688,701	$4,973,133	$1,720,277
National events	158,716	206,579	325,578	437,909
Commissions	519,232	216,512	1,501,373	684,419
Total revenues	2,672,811	1,111,792	6,800,084	2,842,605

COST OF REVENUES
Travel agent products	1,159,411	343,348	3,150,494	756,754
National events	186,579	190,158	350,575	385,254
Commissions	222,654	140,416	895,690	443,902
Total cost of revenues	1,568,644	673,922	4,396,759	1,585,910
Gross profit	1,104,167	437,870	2,403,325	1,256,695
OPERATING EXPENSES
Compensation expense	540,195	822,990	1,333,305	1,152,904
Professional and consulting fees	49,770	1,146,119	115,922	1,230,278
General and administrative expenses	242,999	112,926	744,283	327,450
Depreciation expense	4,179	5,931	11,449	15,921
Total operating expenses	837,143	2,087,966	2,204,959	2,726,553
Income (loss) from operations	267,024	(1,650,096)	198,366	(1,469,858)
OTHER INCOME (EXPENSE)
Interest income, net	3,308	4,312	12,224	13,151
Gain on sale of investments	2,830	—	2,830	3,722
Gain (loss) on foreign currency	133	796	(11)	(856)
Net income (loss) applicable to common stock	273,295	(1,644,988)	213,409	(1,453,841)

Unrealized loss on investments	(32,207)	(4,864)	(27,996)	(3,386)

Comprehensive income (loss)	$241,088	$(1,649,852)	$185,413	$(1,457,227)

Basic and Diluted Per Common Share Data
Basic and diluted net income (loss) per share	$0.01	$(0.07)	$0.01	$(0.06)

Weighted average shares outstanding - basic	25,703,449	24,383,118	25,703,449	24,058,917
Weighted average shares outstanding - fully diluted	26,703,449	24,383,118	26,703,449	24,058,917

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$213,409	$(1,453,841)

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Share based compensation	73,800	1,666,482
Depreciation and amortization	11,449	15,921
Gain on sale of investments	(2,830)	(3,722)
Changes in assets and liabilities:
Accounts receivable	(4,329)	9,223
Inventory	(2,378)	2,211
Prepaid expenses and other	12,008	(37,260)
Accounts payable and accrued expenses	42,337	(20,050)
Deferred revenue	145,231	(158,571)
Net cash provided by operating activities	488,697	20,393

Cash flows from investing activities
Purchase of property and equipment	(45,752)	(41,459)
Purchase of investments	(376,963)	(122,097)
Sale of investments	23,515	9,293
Net cash flows used in investing activities:	(399,200)	(155,763)

Net increase (decrease) in cash and cash equivalents	89,497	(135,370)
Cash and cash equivalents
Beginning of year	366,837	366,881
End of year	$456,334	$231,511

Supplemental Disclosures
Cash Paid for:
Interest	$—	$—
Income taxes	—	—

Non-Cash Investing Activities:
Unrealized loss on investment	$27,996	$3,386

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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

NOTE B - CHANGE IN ACCOUNTING POLICY

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

The impact on the statement of operations included herein for the nine month period ended March 31, 2007 was to increase commission revenues and commission expense in the amount of $443,902. The impact on the statement of operations included herein for the three month period ended March 31, 2007 was to increase commission revenues and commission expense in the amount of $140,416.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We do not expect this adoption to have a material impact on our financial statements.

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE D -COMMON STOCK

On February 29, 2008, Pro Travel Network, Inc. issued a total of 205,000 shares valued at $73,800, based upon a closing price of $0.36, for services, of which 100,000 shares valued at $36,000 were issued to a current executive officer of Pro Travel Network, Inc.

NOTE E - NET INCOME PER COMMON SHARE

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
Description	2008	2008
Weighted-average shares used to compute basic net
income per common share	25,703,449	25,703,449
Securities convertible into shares of common stock used in calculation of common stock equivalents for fully diluted EPS:
Stock warrants	1,000,000	1,000,000
Weighted-average shares used to compute diluted net income per common share	26,703,449	26,703,449

Common stock equivalents for the three and nine month periods ended March 31, 2007 were not used in calculating fully diluted earnings per share as the effect would be anti-dilutive for the loss incurred in those periods.

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

We currently offer the following products:

•	Independent Travel Agent Program or ITAP - $439.99 initial fee; $99 annual fee after first year - sold by our Independent Representatives.

•	Marketing Opportunity - $39.99 monthly license fee.

We currently support over 15,000 independent travel agents and over 6,000 Independent Representatives throughout North America.

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

Security Deposits

Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectibility in the amount of $35,353 as of March 31, 2008 (See the section entitled “Legal Proceedings,” below)

Results of Operations

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

For the nine months ended March 31, 2008, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 73%, National Training Events - 5%, Travel Commissions - 22%.  For the nine months ended March 31, 2007, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 61%, National Training Events - 15%, and Travel Commissions- 24%.  We had total revenues of $6,800,084 for the nine months ended March 31, 2008, which is an increase of $3,957,479, or 139%, over our total revenues for the nine months ended March 31, 2007, which was $2,842,605. Total revenues increased as a result of increased sales across the board, due to increased awareness in the marketplace and the increase in the number of Independent Representatives marketing our products, with ITAP sales showing the largest percentage increase.   We expect that as ITAP sales and the number of active agents increase, the resulting travel commissions will continue to increase as a percentage of our overall revenue.

Our cost of sales increased $2,810,849, or 177%, to $4,396,759 for the nine months ended March 31, 2008, as compared to cost of sales of $1,585,910 for the nine months ended March 31, 2007.  Our cost of sales increased as a direct result of greater sales of our products along with bonuses associated with the 85% increase in the number of Independent Travel Agents and 140% increase in the number of Independent Representatives marketing our products.

We had gross profit of $2,403,325 for the nine months ended March 31, 2008, which was an increase of $1,146,630, or 91%, when compared to our gross profit for the nine months ended March 31, 2007, which was $1,256,695. Our increase in gross profit was primarily attributable to the increase in our sales which was slightly offset by our increase in cost of sales.

Operating expenses decreased $521,594 or 19%, to $2,204,959 for the nine months ended March 31, 2008 as compared to total operating expenses of $2,726,553 for the nine months ended March 31, 2007. The decrease in total operating expenses was mainly due to a decrease in professional and consulting fees and depreciation expense offset by an increase in general and administrative expenses and compensation expense. Professional and consulting fees decreased $1,114,356 to $1115,922 for the nine months ended March 31, 2008, as compared to professional and consulting fees of $1,230,278 for the nine months ended March 31, 2007. The decrease in professional and consulting fees was primarily due to issuance of 1,000,000 warrants to purchase up to 1,000,000 of our restricted common stock which was recognized in the financial statements in the amount of $1,126,482. Depreciation expense decreased $4,472 to $11,449 for the nine months ended March 31, 2008, as compared to depreciation expense of $15,921 for the nine months ended March 31, 2007. General and administrative expenses increased $416,833 to $744,283 for the nine months ended March 31, 2008, as compared to general and administrative expenses of $327,450 for the nine months ended March 31, 2007. The increase in general and administrative expenses was primarily attributable to the expansion of our corporate office, and the start-up of our Canadian offices along with an increase in advertising and marketing and merchant fees associated with the increase in overall sales. Compensation expense increased $180,401 to $1,333,305 for the nine months ended March 31, 2008, as compared to compensation expense of $1,152,904 for the nine months ended March 31, 2007. The increase in compensation expense was primarily due to an increase in our corporate and Canadian staffs along with an increase in quarterly performance bonus due to the addition of Ray Lopez, Vice President and COO offset by a decrease in share base compensation to employees. Mr. Lopez provides management and other services to us under an employment agreement pursuant to which we pay a salary of $96,000 per year and a commission of 2% of the net Travel Agent Product revenue, less all costs of sales expenses. Mr. Henderson provides management and other services to us under an employment agreement which was amended January 1, 2008 to increase his annual salary from $180,000 to $200,000 per year and change his commission of 12% of the net Travel Agent Product revenue, less all costs of sales expenses to 1.75% of actual gross revenue.

Other income and expenses included an decrease in net interest income of $927, to $12,224 for the nine months ended March 31, 2008, as compared to net interest income of $13,151 for the nine months ended March 31, 2007, along with a gain on sale of investments of $2,830 for the nine months ended March 31, 2008, compared to gain on sale of investments of $3,722 for the nine months ended March 31, 2007, and a loss on foreign currency of $11 for the nine months ended March 31, 2008, compared to a loss on foreign currency of $856 for the nine months ended March 31, 2007.

We had a net income applicable to common stock of $213,409 for the nine months ended March 31, 2008, as compared to a net loss applicable to common stock of $1,453,841 for the nine months ended March 31, 2007. The increase in net income applicable to common stock was primarily attributable to the issuance of 1,000,000 warrants to purchase up to 1,000,000 of our restricted common stock during fiscal 2007 which was recognized in the financial statements in the amount of $1,126,482.

We had other comprehensive income for the nine months ended March 31, 2008, consisting of unrealized loss on investments of $27,996 compared to an unrealized loss on investment of $3,386 for the nine months ended March 31, 2007.

Our comprehensive income was $185,413 for the nine months ended March 31, 2008, as compared to comprehensive loss of $1,457,227 for the nine months ended March 31, 2007.

Commitments and Contingencies

Details regarding the lease for our principal place of business are as follows:

•	Address: City/State/Zip 516 W. Shaw Avenue #103, Fresno, CA 93704
•	Number of Square Feet: 6,059
•	Name of Landlord: J&D Properties
•	Term of Lease: 7 years, commencing March 2005
•	Monthly Rental: Escalating from $4,397 at commencement to $9,997 in the final year of the lease.

Our lease was amended in April, 2007, and monthly rent was increased, effective July, 2007. The amount of the increase was due to an additional 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same. The lease is non-cancelable. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. On March 1, 2007, we moved our offices from London, Ontario Canada to Mississauga, Ontario Canada and leased 1,000 square feet of office space under a one year non-cancelable operating lease beginning in March 2007. Future minimum rental payments, for the fiscal year ending June 30, 2008 are $32,900 under these leases.

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

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Estimated Cost of Completion
Develop Canadian infrastructure	Secure office space in British Columbia, office equipment and develop “specific” marketing materials and hiring additional employees	3 months	$25,000
Launch Canadian Marketing Phase	PTN Canadian marketing tour and seminars designed to develop sales force	4 - 12 months	$50,000
Creation of Travel Marketing staff	Marketing head and staff to drive bookings up	2 - 6 months	$25,000
Achieve average ITAP sales of 1,000 per month	Aggressively Recruit top leadership in the multi-level marketing Industry	Very close to achieving	$ -

All steps will be undertaken contemporaneously.

Our marketing effort will be directed at expanding our representative network through personal contact or seminars.

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $1,168,137 consisting of cash and cash equivalents of $456,334, accounts receivable of $7,134, inventory of $20,474, investments of $670,145 and prepaid expenses of $14,050. Our cash balances exceeded FDIC insurance protection levels by approximately $69,339 at March 31, 2008 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the nine months ended March 31, 2008.

We had total current liabilities of $525,685 consisting of accounts payable of $9,695, accrued expenses of $365,518 and deferred revenue of $150,472. We have no long-term debt. Accrued expenses consisted of accrued employees salaries and benefits of $189,263, other expenses of $31,643 and commissions and rewards owed our representatives in the amount of $144,612, of which approximately $139,333 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the remainder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $642,452 as of March 31, 2008.

During the nine months ended March 31, 2008, net cash increased by $89,497 consisting of $488,697 provided by operating activities and $399,200 used in investing activities.

Net cash provided by operating activities during the nine months ended March 31, 2008, consisted of net income from operations of $213,409, adjustments for depreciation and amortization of $11,449, share based compensation of $73,800, and gain on sale of investment of $2,830, an increase in deferred revenue of $145,231, an increase in accounts payable and accrued expenses of $42,337, and a decrease in prepaid expenses and other of $12,008 which were offset by an increase in inventory of $2,378 and an increase in accounts receivable of $4,329.

Net cash used in investing activities during the nine months ended March 31, 2008, consisted of property and equipment purchases of $45,752 and investments purchases of $376,963 offset by sale of investments of $23,515.

We believe our cash resources of $456,334 along with the $265,275 in certificate of deposits as of March 31, 2008, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Milestone table, above. We estimate that we need $100,000 of capital to complete the expansion of our operations in Canada. To date, we have generated sufficient cash flow from operations to satisfy the expansion and believe this trend will continue. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Milestone table will be delayed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

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
Date: May 15, 2008