Form 10-K
period 2008-06-30
Pro Travel Network, Inc
filed 2008-10-03
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-132127

PRO TRAVEL NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0571584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 W. Shaw Avenue # 103, Fresno, CA	93704
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (559) 224-6000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and  will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Set the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates computed by reference to the price of $.30 at which the common equity was sold was $3,825,102 as of September 22, 2008.

As of, September 22, 2008 there were 25,885,340 outstanding shares of the issuer’s common stock, $.001 par value per share.

Documents incorporated by reference:  None.

i

PART I

Item 1.	Business.

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

General

Pro Travel Network, Inc. is an internet provider of online travel stores for travel agencies and home-based representatives using our services and technology. Pro Travel Network markets and establishes independent travel agencies. Pro Travel Network’s strategy is to create a network of commissioned sales representatives who exclusively market the online travel agencies of Pro Travel Network. Purchasers of online travel agencies are known as Independent Travel Agents or ITAs.  Each ITA pays a fee of $439.99 for the purchase of our Independent Travel Agent Program, or ITAP.  Pro Travel Network then retains a percentage of the travel commissions generated by each ITA.

We currently offer the following products:

•	Independent Travel Agent Program - $439.99 initial fee; $99 annual fee after first year - sold by our Independent Representatives.

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

•	Marketing Opportunity - 2 options,

CR – $19.99 one time license fee: basic Direct Sales opportunity
or
RT – $39.99 monthly license/membership fee: The optional RT upgrade includes a membership that provides an upgraded suite of marketing and support tools, enhanced income opportunities, and includes a minimum of 4 heavily discounted member training trips per year, called paycations

Individuals are also given the opportunity to become Independent Representatives of Pro Travel Network.  Independent Representatives market our Independent Travel Agent Program.  We pay commissions for each ITAP sold depending upon factors such as number of prior ITAP's sold. New representatives pay a one-time fee for CR or for RT, a monthly subscription fee in order to access the tools and support systems designed to help each representative market his business more effectively. Independent Representatives are able to market the Independent Travel Agent Program throughout North America.

We currently support approximately 15,000 Independent Travel Agents and over 5,000 Independent Representatives throughout North America.  Since our inception, we have had approximately 5,000 Independent Travel Agents that have become inactive for non-payment of the annual fee after their first year as an agent. Anyone can become and Independent Representative of Pro Travel Network; individuals are not required to first purchase an ITAP in order to be eligible. We have less than 100 Independent Representatives who did not purchase an ITAP.

From time to time, we offer our representatives the opportunity for a fee to attend national sales training events. These events are designed to double as “paycations” for our current RT members.

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

The marketing arm of Pro Travel Network acts as a direct sales organization selling the PTN Independent Travel Agent Program, and has sold over 22,000 ITAPs to date.  These new and existing Independent Travel Agents have the ability to book individual and group travel.  As means of attracting new Travel Agents, we continually look to grow and expand our representative base through recruitment, enrollment, initial training, and support.

PTN Rewards Points

PTN Rewards is Pro Travel Network’s booking bonus program.  All agents will accrue PTN Rewards points on all travel bookings as a percentage of their earned commissions.  Independent Representatives who have earned the position of Manager by first making two ITAP sales themselves and thereafter recruiting two Independent Representative who each make one ITAP sale will also accrue PTN Rewards points. Of our approximately 5,000 Independent Representatives, approximately 420 are Managers.

Both Agents and Managers will earn PTN Rewards points as follows:

Agents:  5% of all booking commissions earned
Managers:    3% of all commissions on ITAP sales earned by a Manager or by another Independent Representative recruited by a Manager.

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

Employees

We have 55 employees, including Paul Henderson, our CEO and President, and the following:

Full time:

Clerical -	41
Operations -	2
Administrative -	5
Management -	7

Item 2.	Properties.

We lease office space for our principal place of business located at 516 W. Shaw Avenue # 103, Fresno, California  93704. The lease began in March 2005 for a term of seven years and was amended on April 16, 2007, to add 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same. The lease is non-cancelable.

On March 1, 2007, we moved our offices from London, Ontario Canada to Mississauga, Ontario Canada and leased 1,000 square feet of office space under a one year non-cancelable operating lease beginning in March 2007. On February 20, 2008, we renewed our lease for two years beginning March 2008 with all terms remaining the same.

On July 01, 2007, we leased 1,170 square feet of office space in St Jerome, Quebec Canada under a two year non-cancelable operating lease beginning in July 2007.

On April 28, 2008, we leased 911 square feet of office space in Surrey, British Columbia Canada under a three year non-cancelable operating lease beginning in July 2008

We believe that our facilities are adequate to meet our current needs. Should we need to expend, which is not currently contemplated, we anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future. Our offices are in good condition and are sufficient to conduct our operations.

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

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Pro Travel Network, Inc. (OTCBB: PTVL) completed the necessary SEC filings and began trading as a publicly held company on November 27, 2006.

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

COMMON STOCK

Quarter Ended	HIGH BID	LOW BID
June 30, 2008	$0.55	$0.24
March 31, 2008	$0.40	$0.23
December 31, 2007	$0.72	$0.25
September 30, 2007	$0.65	$0.26
June 30, 2007	$1.40	$0.35
March 31, 2007	$1.75	$1.00
December 31, 2006	$1.50	$1.27

Holders of Record

As of September 22, 2008, there were approximately 83 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On June 04, 2008, we entered into a consulting agreement with AGORACOM. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to AGORACOM 250,000 warrants to purchase up to 250,000 of our restricted common stock at $0.50 per share ; and (ii) AGORACOM shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost has been recognized in the financial statements for warrants issued to AGORACOM for consulting services in the amount of $63,632.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently offer the following products:

•	Independent Travel Agent Program or ITAP– $439.99 initial fee; $99 annual fee after first year - sold by our Independent Representatives.

•	Marketing Opportunity - 2 options,

CR – $19.99 one time license fee: basic Direct Sales opportunity
or
RT – $39.99 monthly license/membership fee: The optional RT upgrade includes a membership that provides an upgraded suite of marketing and support tools, enhanced income opportunities, and includes a minimum of 4 heavily discounted member training trips per year, called paycations

We currently support approximately 15,000 independent travel agents and over 5,000 Independent Representatives throughout North America.

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

Fiscal Year Ended June 30, 2008 Compared to the Fiscal Year Ended June 30, 2007

For the year ended June 30, 2008, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 73%, National Training Events – 5%, Travel Commissions – 23%.  For the year ended June 30, 2007, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 62%, National Training Events – 14%, Travel Commissions – 24%.  We had total revenues of $9,612,073 for the year ended June 30, 2008, which is an increase of $5,083,318, or 112%, over our total revenues for the year ended June 30, 2007, which was $4,528,755. Total revenues increased as a result of increased sales across the board, due to increased awareness in the marketplace and the increase in the number of Independent Representatives marketing our products, with ITAP sales showing the largest percentage increase.   We expect that as ITAP sales and the number of active agents increase, the resulting travel commissions will continue to increase as a percentage of our overall revenue.

Our cost of sales increased $3,511,227, or 130%, to $6,210,235 for the year ended June 30, 2008, as compared to cost of sales of $2,699,008 for the year ended June 30, 2007. The increase in total cost of sales was mainly due to an increase of $2,820,144 in Independent Travel Agent Program or ITAP sales and an increase of $721,259 in Travel Commissions offset by a decrease of $30,176 in National Training Events. Our cost of sales increased as a direct result of greater sales of our products along with bonuses associated with the 85% increase in the number of Independent Travel Agents and 140% increase in the number of Independent Representatives marketing our products.

We had gross profit of $3,401,838 for the year ended June 30, 2008, which was an increase of $1,572,091, or 86%, when compared to our gross profit for the year ended June 30, 2007, which was $1,829,747. Our increase in gross profit was primarily attributable to the increase in our sales which was slightly offset by our increase in cost of sales.

Operating expenses decreased $632,223, or 17%, to $3,175,348 for the year ended June 30, 2008, as compared to total operating expenses of $3,807,571 for the year ended June 30, 2007. The decrease in total operating expenses was mainly due to a decrease in professional and consulting fees and depreciation expense offset by an increase in general and administrative expenses and compensation expense. Professional and consulting fees decreased $1,604,347 to $179,550 for the year ended June 30, 2008, as compared to professional and consulting fees of $1,835,326 for the year ended June 30, 2007. The decrease in professional and consulting fees was primarily due to the issuance of 1,000,000 warrants to two consultants resulting in an expense to the company of $1,082,482 along with 1,150,000 shares of common stock issued for services resulting in an expense to the company of $602,500. Depreciation expense decreased $6,336 to $15,812 for the year ended June 30, 2008, as compared to depreciation expense of $22,148 for the year ended June 30, 2007. General and administrative expenses increased $597,699 to $1,100,342 for the year ended June 30, 2008, as compared to general and administrative expenses of $502,643 for the year ended June 30, 2007. The increase in general and administrative expenses was primarily attributable to the expansion of our corporate office, and the start-up of our Canadian offices along with an increase in advertising and marketing and merchant fees associated with the increase in overall sales. Compensation expense increased $432,190 to $1,879,644 for the year ended June 30, 2008, as compared to compensation expense of $1,447,454 for the year ended June 30, 2007. The increase in compensation expense was primarily due to an increase in our corporate and Canadian staffs along with an increase in quarterly performance bonus due to the addition of Ray Lopez, Vice President and COO offset by a decrease in share base compensation to employees. Mr. Lopez provides management and other services to us under an employment agreement pursuant to which we pay a salary of $96,000 per year and a commission of 2% of the net Travel Agent Product revenue, less all costs of sales expenses. Mr. Henderson provides management and other services to us under an employment agreement which was amended January 1, 2008 to increase his annual salary from $180,000 to $200,000 per year and change his commission of 12% of the net Travel Agent Product revenue, less all costs of sales expenses to 1.75% of actual gross revenue.

Other income and expenses included an increase in net interest income of $10,445, to $24,442 for the year ended June 30, 2008, as compared to net interest income of $13,997 for the year ended June 30, 2007, along with a gain on sale of investments of $8,243 for the year ended June 30, 2008, compared to gain on sale of investments of $3,723 for the year ended June 30, 2007, and a gain on foreign currency of $2,111 for the year ended June 30, 2008, compared to a loss on foreign currency of $2,454 for the year ended June 30, 2007.

We had net income applicable to common stock of $261,286 for the year ended June 30, 2008, as compared to a net loss applicable to common stock of $1,962,558 for the year ended June 30, 2007. The increase in net income applicable to common stock was primarily attributable to the issuance of 630,000 shares of common stock to various employees and 1,150,000 shares of common stock issued to consultants for services along with the issuance of 1,000,000 warrants to two consultants, for the year ended June 30, 2007

We had other comprehensive loss for the year ended June 30, 2008, consisting of unrealized loss on investments of $75,647 compared to an unrealized loss on investment of $11,704 for the year ended June 30, 2007.

Our comprehensive income was $185,639 for the year ended June 30, 2008, as compared to comprehensive loss of $1,974,262 for the year ended June 30, 2007. The comprehensive income of $185,639 for the year ended June 30, 2008 was primarily attributable to the issuance of 1,690,000 shares of common stock for services along with the issuance of 1,000.000 warrants to two consultants resulting in a non-cash expense to the company of $2,266,982 for the year ended June 30, 2007.

Commitments and Contingencies

Details regarding the lease for our principal place of business are as follows:

•	Address: City/State/Zip 516 W. Shaw Avenue #103, Fresno, CA 93704
•	Number of Square Feet: 6,059
•	Name of Landlord: J&D Properties
•	Term of Lease: 7 years, commencing March 2005
•	Monthly Rental: Escalating from $4,397 at commencement to $9,997 in the final year of the lease.

The lease on our primary operating facility was amended in April, 2007, and monthly rent was increased, effective July, 2007. The amount of the increase was due to an additional 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. On March 1, 2007, we moved our offices from London, Ontario Canada to Mississauga, Ontario Canada and leased 1,000 square feet of office space under a one year non-cancelable operating lease beginning in March 2007. On February 20, 2008, we renewed our lease for two years beginning March 2008 with all terms remaining the same.
On July 01, 2007, we leased 1,170 square feet of office space in St Jerome, Quebec Canada under a two year non-cancelable operating lease beginning in July 2007. On April 28, 2008, we leased 911 square feet of office space in Surrey, British Columbia Canada under a three year non-cancelable operating lease beginning in July 2008. Future minimum rental payments, by year and in aggregate under these leases are as follows and include 2 months of prepaid rent for our principal place of business for the July/August 2008.

Year Ending June 30,	Amount
2009	$154,574
2010	137,246
2011	127,296
2012	108,863
$527,979

Milestones

We are in the final phase of completing the expansion of our operations in Canada. We opened a Canadian office in Ontario in July 2006, Quebec in July 2007 and currently are in the process of opening our final office in British Columbia. The most major goal towards achieving our business objectives over the next year is our goal of having 100% of our agents booking travel. Continuing operations will always focus on ways to increase our marketing sales force. As described below in “Liquidity and Capital Resources,” we believe we will be able to complete our expansion in Canada and launch our expansion in Australia without any need to obtain additional financing.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Estimated Cost of Completion

Develop Canadian infrastructure	Secure office space in British Columbia, office equipment and develop “specific” marketing materials and hiring additional employees	3 months	$10,000
Launch Canadian Marketing Phase	PTN Canadian marketing tour and seminars designed to develop sales force	Completed – and ongoing	$10,000
Launch Australian Market	Purchase of existing agency in Australia	6 months	$$50 - $100,000
Develop Australian infrastructure	Secure office space in Victoria and/or NSW, office equipment and develop “specific” marketing materials and hiring additional employees	6-12 months	$25,000
Launch Australian Marketing Phase	PTN Australia marketing tour and seminars designed to develop sales force	6 – 18 months	$50,000
Achieve average ITAP sales of 1,000 per month	Aggressively Recruit top leadership in the multi-level marketing Industry	Very close to achieving	$ -

All steps will be undertaken contemporaneously.

Our marketing effort will be directed at expanding our representative network through personal contact or seminars.

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $1,092,556 consisting of cash and cash equivalents of $368,204, accounts receivable of $861, inventory of $17,764, investments of $689,513 and prepaid expenses of $16,214. Our cash balances exceeded FDIC insurance protection levels by approximately $22,715 at June 30, 2008 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the year ended June 30, 2008.

We had total current liabilities of $435,026 consisting of accounts payable of $7,366, accrued expenses of $269,789 and deferred revenue of $157,871. We have no long-term debt. Accrued expenses consisted of accrued employees salaries and benefits of $99,805, other expenses of $48,067 and commissions and rewards owed our representatives in the amount of $121,917, of which approximately $95,378 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $657,530 as of June 30, 2008.

During the year ended June 30, 2008, net cash increased by $1,367 consisting of $463,887 provided by operating activities and $462,520 used in investing activities.

Net cash provided by operating activities during the year ended June 30, 2008, consisted of a net income from operations of $261,286, adjustments for depreciation and amortization of $15,812 along with share-based compensation of $86,003, and a decrease in inventory of $332, a decrease in accounts receivable of $1,944, a decrease in prepaid expenses and other current assets of $9,844 and an increase in deferred revenue of $157,630 which were offset by, a decrease in accounts payable and accrued expenses of $55,721, and an adjustment for gain on sale of investments of $8,243.

Net cash used in investing activities during the year ended June 30, 2008, consisted of property and equipment purchases of $46,284, investments purchases of $457,361 and an increase in deposits of $1,182 which were offset by sale of investments of $42,307.

We believe our cash resources of $368,204 along with the $270,388 in certificate of deposits as of June 30, 2008, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Milestone table, above. We estimate that we need $125,000 of capital to complete the expansion of our operations in Australia. To date, we have generated sufficient cash flow from operations to satisfy expansion and believe this trend will continue. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Milestone table will be delayed.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pro Travel Network, Inc.
Fresno, California

We have audited the accompanying balance sheets of Pro Travel Network, Inc. as of June 30, 2008 and 2007 and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of Pro Travel Network, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Pro Travel is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Pro Travel’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Pro Travel Network, Inc. as of June 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Malone & Bailey, PC

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 2, 2008

PRO TRAVEL NETWORK, INC.
BALANCE SHEETS

	June 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$368,204	$366,837
Accounts receivable	861	2,805
Inventory	17,764	18,096
Investments	689,513	341,863
Prepaid expenses	16,214	26,058
Total current assets	1,092,556	755,659

PROPERTY and EQUIPMENT, net	106,362	75,890

OTHER ASSETS
Security deposits, net of allowance of $35,353	122,360	121,178
TOTAL ASSETS	$1,321,278	$952,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,366	$9,721
Accrued expenses	269,789	323,155
Deferred national event revenue	157,871	5,241
Total current liabilities	435,026	338,117

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized,
25,885,340 and 25,680,340 shares issued and outstanding	25,885	25,680
Additional paid-in-capital	3,005,775	2,919,977
Accumulated deficit	(2,047,825)	(2,309,111)
Accumulated other comprehensive loss	(97,583)	(21,936)
Total shareholders’ equity	886,252	614,610
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,321,278	$952,727

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2008	2007
REVENUE
Travel agent products	$6,861,163	$2,825,565
National events	511,977	634,950
Commissions	2,238,933	1,068,240

Total revenues	9,612,073	4,528,755

COST OF REVENUES
Travel agent products	4,278,700	1,458,556
National events	514,522	543,611
Commissions	1,417,013	696,841
Total cost of revenues	6,210,235	2,699,008

Gross profit	3,401,838	1,829,747

OPERATING EXPENSES
Compensation expense	1,879,644	1,447,454
Professional and consulting fees	179,550	1,835,326
General and administrative expenses	1,100,342	502,643
Depreciation expense	15,812	22,148
Total operating expenses	3,175,348	3,807,571

Income (loss) from operations	226,490	(1,977,824)

OTHER INCOME (EXPENSE)
Interest income, net	24,442	13,997
Gain on sale of investments	8,243	3,723
Loss on foreign currency	2,111	(2,454)

Net income (loss) applicable to common stock	261,286	(1,962,558)

Unrealized loss on investments	(75,647)	(11,704)

Comprehensive income (loss)	$185,639	$(1,974,262)

Basic and Diluted Per Common Share Data
Basic and diluted net income (loss) per share	$0.01	$(0.08)

Weighted average shares outstanding - basic	25,731,310	24,311,381
Weighted average shares outstanding – fully diluted	25,931,310	24,311,381

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2008 and 2007

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances, June 30, 2006	23,900,340	$23,900	$654,775	$(346,553)	$(10,232)	$321,890

Stock issued for:
Services	1,780,000	1,780	1,182,720	-	-	1,184,500

Warrant expense	-	-	1,082,482	-	-	1,082,482

Unrealized loss on investments	-	-	-	-	(11,704)	(11,704)

Net loss	-	-	-	(1,962,558)	-	(1,962,558)

Balances, June 30, 2007	25,680,340	$25,680	$2,919,977	$(2,309,111)	$(21,936)	$614,610

Stock issued for:
Services	205,000	205	73,595	-		73,800

Option expense			12,203			12,203

Unrealized loss on investments	-	-	-	-	(75,647)	(75,647)

Net income	-	-	-	261,286	-	261,286

Balances, June 30, 2008	25,885,340	$25,885	$3,005,775	$(2,047,825)	$(97,583)	$886,252

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$261,286	$(1,962,558)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Share-based compensation	86,003	2,266,982
Gain on sale of investments	(8,243)	(3,723)
Depreciation and amortization	15,812	22,148
Changes in assets and liabilities:
Accounts receivable	1,944	53,370
Inventory	332	639
Prepaid expenses and other current assets	9,844	(6,137)
Accounts payable and accrued expenses	(55,721)	80,752
Deferred revenue	152,630	(175,315)

Net cash provided by operating activities	463,887	276,158

Cash flows from investing activities
Purchase of property and equipment	(46,284)	(57,507)
Purchase of investments	(457,361)	(222,096)
Sale of investments	42,307	9,293
Deposits	(1,182)	(5,892)
Net cash flows used in investing activities:	(462,520)	(276,202)

Net increase (decrease) in cash and cash equivalents	1,367	(44)

Cash and cash equivalents
Beginning of year	366,837	366,881

End of year	$368,204	$366,837

Supplemental Disclosures
Cash Paid During the Year for:
Interest	$-	$-
Income taxes	-	-

Non-Cash Investing Activities:
Unrealized loss on investment	$75,647	$11,704

The accompanying notes are an integral part of the financial statement

Pro Travel Network, Inc.
Notes to Financial Statements
June 30, 2008

NOTE A – THE COMPANY

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

Credit Risk

Pro Travel is subject to credit risk relative to its trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of its customer base and the geographic dispersion of such customers. The Company estimates losses for uncollectible trade receivables based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. For the years ended June 30, 2008, and 2007, respectively, the Company has determined that no allowance for doubtful accounts is necessary.

Cash balances exceeded FDIC insurance protection levels by approximately $451,221 at June 30, 2008 and at certain points throughout the year subjecting Pro Travel to risk related to the un-protected balance. Pro Travel has determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the year ended June 30, 2008.

Inventories

Inventories consist primarily of training aids provided to travel agents who register in our Independent Travel Agent Program and other promotional products and are valued at the lower of cost (determined using an average cost method)or market. Pro Travel records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated market value based on assumptions about future market demand and market conditions. For the years ended June 30, 2008, and 2007, respectively, the Company has determined that no obsolete or slow-moving inventory valuation is necessary.

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

Revenue Recognition

Pro Travel recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sale price is fixed and determinable and collectability is reasonably assured. Pro Travel’s primary sources of revenue are discussed below.

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

Allowance for Cancellations and Returns

Pro Travel provides an allowance for cancellations and returns of travel agent products based on historical experience. Cancellations and returns are applied to the allowance when realized. No allowance was considered necessary as of June 30, 2008 and 2007.

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

Stock-Based Compensation

Pro Travel issues shares of common stock to its directors, certain employees and non-employee service providers and applies the provisions of SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R for awards to employees. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services to employees. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Pro Travel adopted SFAS No. 123R as of January 1, 2006.

Pro Travel follows the criteria in EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" to determine the measurement date for transactions with non-employees for which the measure of goods acquired or services received is based on the fair value of the equity instruments issued.

New Accounting Standards

Pro Travel does not anticipate any impact to its adopted accounting policies or on its financial statements from any recently released accounting pronouncements.

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

NOTE C — INVESTMENTS

The aggregate amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value, for securities by major security type at June 30, 2008 and 2007, is as follows:

	2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
Held-to-maturity
Certificate of deposits (Due in less than one year)	$270,388	$-	$-	$270,388
Available-for-sale
Corporate equity investments	516,121	-	96,996	419,125

Total	$786,509	$-	$96,996	$689,513

	2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
Held-to-maturity
Certificate of deposits (Due in less than one year)	$235,401	$-	$-	$235,401
Available-for-sale
Corporate equity investments	128,398	-	21,936	106,462

Total	$363,799	$-	$21,936	$341,863

Pro Travel has incurred a reduction in the market value of its available for sale securities subsequent to June 30, 2008 of approximately $60,000. This potential market impairment has not been recorded in these financial statements as management believes the decrease in the market value of its investment in securities is temporary.

NOTE D — PROPERTY & EQUIPMENT

Property & equipment as of June 30, 2008 and 2007, consists of the following:

	June 30,
Description	2008	2007
Furniture and fixtures	$49,061	$38,243
Equipment	96,916	61,658
Websites/Software	29,824	29,616
Total property and equipment	175,801	129,517
Less accumulated depreciation	69,439	53,627

Property and equipment, net	$106,362	$75,890

Depreciation and amortization expense related to property and equipment was approximately $15,812 and $22,148 for the years ended June 30, 2008, and 2007, respectively.

NOTE E — COMMON STOCK

Issuances for Services

During the year ended June 30, 2007, Pro Travel Network, Inc. issued 1,150,000 shares to third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $602,500, 450,000 shares to executive officers of Pro Travel Network, for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $402,000, and 180,000 shares of common stock to ten (10) employees based on a two year plus vesting with the company valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $180,000.

During the year ended June 30, 2008, Pro Travel Network, Inc. issued 105,000 shares to third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $37,800 and 100,000 shares to an executive officer of Pro Travel Network, for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $36,000.

NOTE F — STOCK OPTIONS/WARRANTS

On January 19, 2007, we entered into agreements with two consultants. In accordance with the terms and provisions of the consulting agreements: (i) we shall issue 1,000,000 warrants to purchase up to 1,000,000 of our restricted common stock (500,000 shares at $0.30 per share, 200,000 shares at $0.40 per share, 200,000 shares at $0.50 per share, 50,000 shares at $1.00 per share and 50,000 shares at $1.50 per share) ; and (ii) consultants shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost has been recognized in the financial statements for warrants issued for consulting services in the amount of $1,082,482.

On June 04, 2008, we entered into a consulting agreement with AGORACOM. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to AGORACOM 250,000 options to purchase up to 250,000 of our restricted common stock at $0.50 per share ; and (ii) AGORACOM shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost for the 250,000 options issued to AGORACOM for consulting services amounted to $82,928, with $12,203 recognized in the financial statements for the year ended June 30, 2008 and the balance of $70,725 to be recognized in the financial statements for the year ended June 30, 2009.

Summary information regarding options/warrants is as follows:

			Weighted Average
		Options/Warrants	Exercise Price
Outstanding at June 30, 2006		-	$-
Issued	(a)	1,000,000	0.46
Exercised		-	-
Forfeited		-	-
Outstanding at June 30, 2007		1,000,000	$0.46
Issued	(b)	250,000	0.50
Exercised		-	-
Forfeited		-	-
Outstanding at June 30, 2008		1,250,000	$0.46

(a)
The weighted average fair value of the warrants issued was $1.13. Variables used in the Black Scholes warrant pricing model includes (i) 5.1% risk-free interest rate (ii) expected life of six months (iii) expected volatility of 107% and (iv) zero expected dividends.

(b)
The weighted average fair value of the options issued was $0.33. Variables used in the Black Scholes warrant pricing model includes (i) 2.1% risk-free interest rate (ii) expected life of six months (iii) expected volatility of 167% and (iv) zero expected dividends.

Options/Warrants outstanding and exercisable as of June 30, 2008:

	Outstanding		Exercisable
	Number of	Remaining	Number
Exercise Price	Options/Warrants	Life	of Shares

$0.30	500,000	1 year	500,000
$0.40	200,000	1 year	200,000
$0.50	450,000	1 year	200,000
$1.00	50,000	1 year	50,000
$1.50	50,000	1 year	50,000
	1,250,000		1,000,000

NOTE G – NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing the net income applicable to common shares by the weighted-average number of common shares outstanding during the period. Fully diluted net income per common share is calculated by dividing the net income applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. The weighted average common shares and common stock equivalents for both basic and fully diluted earnings per share calculations at June 30, 2008 and 2007 are as follows:

	June 30,
Description	2008	2007

Weighted-average shares used to compute basic net
income per common share	25,731,310	24,311,381
Securities convertible into shares of common stock used in calculation of common stock equivalents for fully diluted EPS:
Stock options/warrants	200,000	-
Weighted-average shares used to compute diluted net income per common share	25,931,310	24,311,381

Common stock equivalents for the year ended June 30, 2007 were not used in calculating fully diluted earnings per share as the effect would be anti-dilutive for the loss incurred.

NOTE H — COMMITMENTS AND CONTINGENCIES

Pro Travel leases office space under four non-cancelable operating leases. Rent expense was $143,939 and $78,368 for the years ended June 30, 2008, and 2007, respectively.

The lease on our primary operating facility was amended in April, 2007, and monthly rent was increased, effective July, 2007. The amount of the increase was due to an additional 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same. On June 27, 2006, we leased 1,000 square feet of office space in London, Ontario Canada under a one year non-cancelable operating lease beginning in July 2006. On March 1, 2007, we moved our offices from London, Ontario Canada to Mississauga, Ontario Canada and leased 1,000 square feet of office space under a one year non-cancelable operating lease beginning in March 2007. On February 20, 2008, we renewed our lease for two years beginning March 2008 with all terms remaining the same. On July 01, 2007, we leased 1,170 square feet of office space in St Jerome, Quebec Canada under a two year non-cancelable operating lease beginning in July 2007. On April 28, 2008, we leased 911 square feet of office space in Surrey, British Columbia Canada under a three year non-cancelable operating lease beginning in July 2008. Future minimum rental payments, by year and in aggregate under these leases are as follows and include 2 months of prepaid rent for our principal place of business for the July/August 2008.

Year Ending June 30,	Amount

2009	$154,574
2010	137,246
2011	127,296
2012	108,863

$527,979

During the normal course of business, Pro Travel may become involved in various claims and legal actions. Management of the Company establishes estimated liabilities for contingencies consistent with guidance prescribed in SFAS 5. Currently, Management believes the Company has no material exposure related to litigation or other loss contingencies and therefore no provision has been made for potential loss contingencies for the years ending June 30, 2008, and 2007, respectively.

NOTE I – SECURITY DEPOSITS

Deposits are comprised of operating lease deposits and deposit with two third-party credit card payment processing services that serve as collateral in case the Company ceased operations or experienced excessive charge backs with its customers. One of the credit card processing service ceased operations prior to returning Pro Travel’s deposit and although Pro Travel is pursuing collection of this amount, it has provided an allowance for the entire balance. Security deposits consist of the following at June 30, 2008 and 2007:

	June 30,
Description	2008	2007
Operating leases	$22,360	$21,178
Credit card payment processing service	135,353	135,353
Total security deposits	157,713	156,531
Less allowance	35,353	35,353

Security deposits, net	$122,360	$121,178

NOTE J – ACCRUED EXPENSES

Accrued Expenses consist of the following at June 30, 2008 and 2007:

	June 30,
	2008	2007
Rep commissions payable	$26,539	$146,921
PTN Reward Points payable	95,378	82,376
Accrued employee salaries and benefits	99,805	61,408
Other expenses	48,067	32,450
Total accrued liabilities	$269,789	$323,155

NOTE K – DEFERRED NATIONAL EVENT REVENUE

Represents payments received in advance for National Events that are scheduled to take place in a future period. Revenue will be recognized by Pro Travel when this scheduled event takes place and expenses related to this event are incurred.

NOTE L – INCOME TAXES

Income taxes are not due since Pro Travel has continued to operate at net loss since inception. Pro Travel has deductible net operating losses of approximately $1,760,472 at June 30, 2008. These losses begin to expire in 2025. Components of deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows:

	June 30,
	2008	2007
Deferred tax asset-net operating loss carry-forwards	$650,319	$716,990
Deferred tax liability-unrealized holding loss on investments	(34,154)	(7,677)
Valuation allowance	(616,165)	(709,313)
Net deferred tax asset	$-	$-

Pro Travel has recorded a full valuation allowance against its deferred tax asset since it believes it is likely that such deferred tax asset will not be realized.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, due to our financial situation, we will be implementing further internal controls as we continue to grow our business so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2008 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO/CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that our internal controls over financial reporting were ineffective and that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer. The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. Further, although our CEO/CFO has identified the financial reporting risks and the controls that address them and monitors the controls on an ongoing basis. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. Our auditors identified a material adjustment in the area of valuation of options/warrants expense. The financial statements in this report have been adjusted to include this change. Management is working on plans to better evaluate options/warrants values at each balance sheet date. We believe these plans when finalized will enable us to avoid these types of adjustments in the future. Following the end of fiscal year 2008, we hired a full time Chief Financial Officer and will continue our program to fully-implement internal controls procedures.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Paul Henderson	43	President, Chief Executive Officer and a Director
Raymond Lopez	43	Vice President and Chief Operating Officer
Karen Barker	53	Controller
Harold Cardwell	56	Director
Douglas Singer	41	Director
James Estes	39	Director

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

Paul Henderson, President/Chief Executive Officer and a director

Mr. Henderson has been President, Chief Executive Officer and director of Pro Travel Network, Inc. since its inception in October 2003. From January 2002 to October 2003, Mr. Henderson was a self employed sales and recruiting representative selling and recruiting people to sell long distance services. Prior to that, he was Regional Vice President of ACN, Inc. a long distance service marketing company.

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

Jim Estes, Director

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

Audit Committee

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors as a whole. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Item 11.	Executive Compensation.

The following table sets forth the compensation paid to our executive officers during fiscal year ended June 30, 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

						Non-Equity	Non-Qualified
Name and						Incentive	Deferred
Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Paul Henderson,
President/CEO	2008	$190,000	$215,305	$36,000	$-	$-	$-	$-	$441,305
Raymond Lopez,
VP/COO	2008	$96,000	$51,137	$-	$-	$-	$-	$-	$147,137
Karen Barker,
Controller	2008	$38,000	$-	$-	$-	$-	$-	$-	$38,000

(1)
This amount represents fees paid by us to the Named Executive Officer during the past year pursuant to services provided in connection with their respective position as Chief Executive Officer and Chief Operating Officer.

Compensation Agreements

We have an employment agreement with Paul Henderson which provides as follows:

•	The agreement began on March 1, 2005.
•
The agreement was amended January 1, 2008 to increase his annual salary from $180,000 to $200,000 per year and change his commission of 12% of the net Travel Agent Product revenue, less all costs of sales expenses to 1.75% of actual gross revenue.

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JUNE 30, 2007

During fiscal year ended June 30, 2008, we did not grant any stock options, stock awards or stock warrants to the Named Executive Officers.

DIRECTOR COMPENSATION TABLE

During fiscal year ended June 30, 2008, we did pay compensation to our non-employee directors for their respective position on the Board of Directors.

					Change in
					Pension
					Value and
				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Paul Henderson	$-	$-	$-	$-	$-	$-	$-
Harold Cardwell	$-	$5,400	$-	$-	$-	$-	$5,400
Douglas Singer	$-	$5,400	$-	$-	$-	$-	$5,400
James Estes	$-	$5,400	$-	$-	$-	$-	$5,400

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 25,885,340 shares of common stock issued and outstanding.

Name and Address	Amount and nature of	Percentage of
of Beneficial Owner (2)	Beneficial Ownership (1)	Beneficial Ownership
Directors and Officers:
Paul Henderson	12,950,000	50.0%
Raymond Lopez	100,000.04%
James Estes	35,000.01%
Douglas Singer	25,000.01%
Harold Cardwell	25,000.01%
All executive officers and directors
as a group (4 persons)	13,135,000	50.7%
Major Shareholders:
Beverly Thomas	6,000,000	23.2%
Dorothy Harmon	2,000,000	7.7%
Nancy Singer	2,500,000	9.7%
CEDE & CO	1,566,900	6.1%

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

(2)	The business address of the shareholders is 516 West Shaw Avenue # 103, Fresno, California 93704.

Changes in Control

There are not any pending or anticipated arrangements that may cause a change in control of Pro Travel Network, Inc.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2008	2007

Audit Fees	$27,231	$42,781
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

PART IV

Item 13.	Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit

10.1	Consulting Agreement between Pro Travel Network, Inc. and AGORACOM.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO TRAVEL NETWORK, INC.

By:	/s/ Paul Henderson
Name: Paul Henderson
Title: Chief Executive Officer and President
Date: October 2, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Henderson	Chief Executive Officer, President and Sole Director	October 2, 2008
Paul Henderson	(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)