Form 10-Q
period 2008-09-30
Pro Travel Network, Inc
filed 2008-11-14
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Registrant’s telephone number (559) 224-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Set the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐ No ☒

As of, November 06, 2008 there were 27,251,769 outstanding shares of the issuer’s common stock, $.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRO TRAVEL NETWORK, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2008	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,997	$368,204
Accounts receivable	6,162	861
Inventory	16,945	17,764
Investments	794,660	689,513
Prepaid expenses	161,643	16,214
Total current assets	1,108,407	1,092,556

PROPERTY and EQUIPMENT, net	103,755	106,362

OTHER ASSETS
Security deposits, net of allowance of $35,353	122,360	122,360
TOTAL ASSETS	$1,334,522	$1,321,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$50,403	$7,366
Accrued expenses	271,261	269,789
Deferred national event revenue	224,111	157,871
Total current liabilities	545,775	435,026

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized,
27,251,769 and 25,885,340 shares issued and outstanding	27,251	25,885
Additional paid-in-capital	3,453,917	3,005,775
Accumulated deficit	(2,510,330)	(2,047,825)
Accumulated other comprehensive loss	(182,091)	(97,583)
Total shareholders’ equity	788,747	886,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,334,522	$1,321,278

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
REVENUE
Travel agent products	$1,160,871	$1,512,171
National events	—	—
Commissions	622,544	510,162
Total revenues	1,783,415	2,022,333
COST OF REVENUES
Travel agent products	608,311	893,833
National events	—	—
Commissions	447,021	388,859
Total cost of revenues	1,055,332	1,282,692
Gross profit	728,083	739,641
OPERATING EXPENSES
Compensation expense	887,842	337,655
Professional and consulting fees	119,967	23,081
General and administrative expenses	209,945	230,793
Depreciation expense	5,646	3,483
Total operating expenses	1,223,400	595,012
Income (loss) from operations	(495,317)	144,629)
OTHER INCOME (EXPENSE)
Interest income, net	5,068	440
Gain on sale of investments	32,267	—
Loss on foreign currency	(4,523)	825
Net income (loss) applicable to common stock	(462,505)	145,894

Unrealized loss on investments	(84,508)	1,100

Comprehensive income (loss)	$(547,013)	$146,994

Basic and Diluted Per Common Share Data
Basic and diluted net income (loss) per share	$(0.02)	$0.01

Weighted average shares outstanding - basic	25,971,901	25,680,340
Weighted average shares outstanding - fully diluted	25,971,901	25,832,721

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2008
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances, June 30, 2008	25,885,340	$25,885	$3,005,775	$(2,047,825)	$(97,583)	$886,252

Stock issued for:
Services	1,366,429	1,366	411,134	—		412,500

Warrant/Option expense			37,008			37,008

Unrealized loss on investments	—	—	—	—	(84,508)	(84,508)

Net loss	—	—	—	(462,505)	—	(462,505)

Balances, September 30, 2008	27,251,769	$27,251	$3,453,917	$(2,510,330)	$(182,091)	$788,747

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(462,505)	$145,894

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Share-based compensation	449,508	—
Gain on sale of investments	(32,267)	—
Depreciation and amortization	5,646	3,483
Changes in assets and liabilities:
Accounts receivable	(5,301)	(14,433)
Inventory	819	25
Prepaid expenses and other current assets	(145,429)	(169,807)
Accounts payable and accrued expenses	44,506	35,961
Deferred revenue	66,240	66,734

Net cash provided by (used in) operating activities	(78,783)	67,857

Cash flows from investing activities
Purchase of property and equipment	(3,039)	(11,766)
Purchase of investments	(396,453)	(98,910)
Sale of investments	239,068	—
Net cash flows used in investing activities:	(160,424)	(110,676)

Net decrease in cash and cash equivalents	(239,207)	(42,819)

Cash and cash equivalents
Beginning of year	368,204	366,837
End of year	$128,997	$324,018

Supplemental Disclosures
Cash Paid During the Year for:
Interest	$—	$—
Income taxes	—	—

Non-Cash Investing Activities:
Unrealized gain (loss) on investment	$(84,508)	$1,100

The accompanying notes are an integral part of the financial statement

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pro Travel Network, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pro Travel’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported elsewhere in this Form 10-Q have been omitted.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.    SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

 Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at June 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):	$794,660	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—
Total	$794,660	$—	$—	$—

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

NOTE C — COMMON STOCK

Issuances for Services

During the three months ended September 30, 2008, Pro Travel Network, Inc. issued 146,429 shares to third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $46,500, 1,105,000 shares to executive officers of Pro Travel Network, for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $331,500, and 115,000 shares of common stock to twelve (12) employees valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $34,500.

NOTE D — STOCK OPTIONS/WARRANTS

On June 04, 2008, we entered into a consulting agreement with AGORACOM. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to AGORACOM 250,000 options to purchase up to 250,000 of our restricted common stock at $0.50 per share ; and (ii) AGORACOM shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost for the 250,000 options issued to AGORACOM for consulting services amounted to $82,928, with $12,203 recognized in the financial statements for the year ended June 30, 2008 and $36,561 recognized in the financial statements for the three months ended September 30, 2008. The balance of $34,164 to be recognized over the remaining nine months of the year ended June 30, 2009.

On September 25, 2008, we granted 800,000 options to Ray Lopez, CFO, under Pro Travel Network, Inc. 2008 Stock Incentive Plan to purchase up to 800,000 of our restricted common stock at $0.50 per share. The options will vest in equal amounts of 160,000 and stage over the next 60 months. All options not exercised by the expiration date are forfeited. Compensation cost for the 800,000 options issued to Ray Lopez amounted to $117,750, with $447 recognized in the financial statements for the three months ended September 30, 2008 with the balance of $117,303 to be recognized over the period October 1, 2008 through December 24, 2014. The weighted average fair value of the options issued was $0.15. Variables used in the Black Scholes option pricing model includes (i) 1.97% risk-free interest rate (ii) expected life of sixty months (iii) expected volatility of 162% and (iv) zero expected dividends.

Summary information regarding options/warrants is as follows:
		Weighted Average
	Options/Warrants	Share Price
Outstanding at June 30, 2008	1,250,000	$0.46
Issued	800,000	0.50
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2008	2,050,000	$0.48

Options/Warrants outstanding and exercisable as of September 30, 2008:

	Outstanding		Exercisable
	Number of	Remaining	Number
Exercise Price	Options/Warrants	Life	of Shares

$0.30	500,000	1 year	500,000
$0.40	200,000	1 year	200,000
$0.50	610,000	1 year	610,000
$0.50	160,000	2 year	160,000
$0.50	160,000	3 year	160,000
$0.50	160,000	4 year	160,000
$0.50	160,000	5 year	160,000
$1.00	50,000	1 year	50,000
$1.50	50,000	1 year	50,000
	2,050,000		2,050,000

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

	For the Three Months Ended
	September 30,
Description	2008	2007
Weighted-average shares used to compute basic net
income per common share	25,971,901	25,680,340
Securities convertible into shares of common stock used in calculation of common stock equivalents for fully diluted EPS:
Stock options/warrants	—	152,380
Weighted-average shares used to compute diluted net income per common share	25,971,901	25,832,720

Common stock equivalents for the three months ended September 30, 2008 were not used in calculating fully diluted earnings per share as the effect would be anti-dilutive for the loss incurred.

NOTE F - SUBSEQUENT EVENT

On October 5th, 2008,  a lawsuit was filed against Pro Travel Network by a recently dismissed employee.  The lawsuit alleges that she was fired due to retaliation for filing a complaint of workplace sexual harassment.  Pro Travel Network vehemently denies any and all allegations as completely false and without merit. It is remote that this lawsuit will settle in favor of the employee and, therefore, no contingency is recorded.

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

CR - $19.99 one time license fee: basic Direct Sales opportunity
or
RT - $39.99 monthly license/membership fee: The optional RT upgrade includes a membership that provides an upgraded suite of marketing and support tools, enhanced income opportunities, and includes a minimum of 4 heavily discounted member training trips per year, called paycations

We currently support approximately 15,000 independent travel agents and over 5,000 Independent Representatives throughout North America.

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

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

For the three months ended September 30, 2008, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 65%, Travel Commissions - 35%.  For the three months ended September 30, 2007, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales - 75%, Travel Commissions - 25%.  We had total revenues of $1,783,415 for the three months ended September 30, 2008, which is a decrease of $238,918, or 12%, below our total revenues for the three months ended September 30, 2007, which was $2,022,333. The decrease in total sales was due to a decrease of $351,300 in Independent Travel Agent Program or ITAP sales which was offset by an increase of $112,382 in Travel Commissions revenue.  The decrease in ITAP sales was due to the decrease in signing up new agents due to declining economic conditions.

Our cost of sales decreased $227,360, or 18%, to $1,055,332 for the three months ended September 30, 2008, as compared to cost of sales of $1,282,692 for the three months ended September 30, 2007. The decrease in total cost of sales was mainly due to a decrease of $285,522 in Independent Travel Agent Program or ITAP sales offset by an increase of $58,162 in Travel Commissions. Our cost of sales decreased as a direct result of lower sales of our products during the three months ended September 30, 2008.

We had gross profit of $728,083 for the three months ended September 30, 2008, which was a decrease of $11,558, or 2%, when compared to our gross profit for the three months ended September 30, 2007, which was $739,641. Our decrease in gross profit was primarily attributable to the decrease in our sales which was slightly offset by our increase in cost of sales.

Operating expenses increased $628,388, or 106%, to $1,223,400 for the three months ended September 30, 2008, as compared to total operating expenses of $595,012 for the three months ended September 30, 2007. The increase in total operating expenses was mainly due to an increase in compensation expense and professional and consulting fees offset by a decrease in general and administrative expenses. Compensation expense increased $550,187 to $887,842 for the three months ended September 30, 2008, as compared to compensation expense of $337,655 for the three months ended September 30, 2007. The increase in compensation expense was as follows:

•	$366,000 due to the issuance of 1,220,000 shares to employees and officers.

•	$184,187 due to the increase of our corporate and Canadian staffs and the addition of Ray Lopez, Vice President and COO.

•
Mr. Lopez provides management and other services to us under an employment agreement which was amended July 1, 2008 to increase his annual salary from $96,000 per year to $120,000 per year and change his commission of 2% of the net Travel Agent Product revenue, less all costs of sales expenses to .5% of actual gross revenue.

•
Mr. Henderson provides management and other services to us under an employment agreement which was amended July 1, 2008 to increase his annual salary from $200,000 to $240,000 per year and commission of 1.75% of actual gross revenue.

Professional and consulting fees increased $96,886 to $119,967 for the three months ended September 30, 2008, as compared to professional and consulting fees of $23,081 for the three months ended September 30, 2007. The increase in professional and consulting fees was primarily due to the issuance of options to AGORACOM on June 04, 2008 resulting in an expense to the company of $36,561 along with 146,429 shares of common stock issued for services resulting in an expense to the company of $46,500. Depreciation expense increased $2,163 to $5,646 for the three months ended September 30, 2008, as compared to depreciation expense of $3,483 for the three months ended September 30, 2007. General and administrative expenses decreased $20,848 to $209,945 for the three months ended September 30, 2008, as compared to general and administrative expenses of $230,793 for the three months ended September 30, 2007. The decrease in general and administrative expenses was primarily attributable to the decrease in advertising and marketing and merchant fees associated with the decrease in overall sales.

Other income and expenses included an increase in net interest income of $4,628, to $5,068 for the three months ended September 30, 2008, as compared to net interest income of $440 for the three months ended September 30, 2007, along with a gain on sale of investments of $32,267 for the three months ended September 30, 2008, compared to gain on sale of investments of $0 for the three months ended September 30, 2007, and a loss on foreign currency of $4,523 for the three months ended September 30, 2008, compared to a gain on foreign currency of $825 for the three months ended September 30, 2007.

We had a net loss applicable to common stock of $462,505 for the three months ended September 30, 2008, as compared to net income applicable to common stock of $145,894 for the three months ended September 30, 2007. The decrease in net income applicable to common stock was primarily attributable to the issuance of 1,220,000 shares of common stock to various employees and 146,429 shares of common stock issued to consultants for services along with the increase in our corporate and Canadian staffs

We had other comprehensive loss for the three months ended September 30, 2008, consisting of unrealized loss on investments of $84,508 compared to an unrealized gain on investment of $1,100 for the three months ended September 30, 2007.

Our comprehensive loss was $547,013 for the three months ended September 30, 2008, as compared to comprehensive gain of $146,994 for the three months ended September 30, 2007. The comprehensive loss of $547,013 for the three months ended September 30, 2008 was primarily attributable to the issuance of 1,366,429 shares of common stock for services along with the issuance of options to AGORACOM resulting in a non-cash expense to the company of $449,061 and an unrealized loss on investments of $84,508.

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

Liquidity and Capital Resources

As of September 30, 2008, we had total current assets of $1,108,407 consisting of cash and cash equivalents of $128,997, accounts receivable of $6,162, inventory of $16,945, investments of $794,660 and prepaid expenses of $161,643. Our cash balances exceeded FDIC insurance protection levels by approximately $23,809 at September 30, 2008 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the three months ended September 30, 2008.

We had total current liabilities of $545,775 consisting of accounts payable of $50,403, accrued expenses of $271,261 and deferred revenue of $224,111. We have no long-term debt. Accrued expenses consisted of accrued employees salaries and benefits of $78,504, other expenses of $31,088 and commissions and rewards owed our representatives in the amount of $161,669, of which approximately $46,131 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $562,632 as of September 30, 2008.

During the three months ended September 30, 2008, net cash decreased by $239,207 consisting of $78,783 used in operating activities and $160,424 used in investing activities.

Net cash provided by operating activities during the three months ended September 30, 2008, consisted of a net loss from operations of $462,505, adjustments for depreciation and amortization of $5,646 along with share-based compensation of $449,508, and an increase in accounts payable and accrued expenses of $44,506, an increase in deferred revenue of $66,240 and a decrease in inventory of $819 which were offset by a an increase in accounts receivable of $5,301, an increase in prepaid expenses and other current assets of $145,429 and an adjustment for gain on sale of investments of $32,267.

Net cash used in investing activities during the three months ended September 30, 2008, consisted of property and equipment purchases of $3,039, investments purchases of $396,453 which were offset by sale of investments of $239,068.

We believe our cash resources of $128,997 along with the $271,482 in certificate of deposits as of September 30, 2008, are sufficient to satisfy our current cash requirements over the next 12 months. In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Overview, above. We estimate that we need $125,000 of capital to complete the expansion of our operations in Australia. To date, we have generated sufficient cash flow from operations to satisfy expansion and believe this trend will continue. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly. Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate. If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Overview section will be delayed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were ineffective as of September 30, 2008 due to the following: We have previously had a material weakness that relates to the lack of segregation of duties in that our CEO and CFO were the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer. The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. Following the end of fiscal year 2008, we hired a full time Chief Financial Officer and will continue our program to fully-implement internal controls procedures. Further, our CFO monitors the controls on an ongoing basis. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending or threatened lawsuits against us, except as follows:

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

On October 5th, 2008,  a lawsuit was filed against Pro Travel Network by a recently dismissed employee.  The lawsuit alleges that she was fired due to retaliation for filing a complaint of workplace sexual harassment.  Pro Travel Network vehemently denies any and all allegations as completely false and without merit.  Pro Travel Network has cut salaries of several employees and laid off several more over the last quarter in an attempt to properly cope with the current and continuing economic downturn.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008, Pro Travel Network, Inc. issued 146,429 shares to seven third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $46,500, 1,105,000 shares to executive officers of Pro Travel Network, for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $331,500, and 115,000 shares of common stock to twelve (12) employees based on a two year plus vesting with the company valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $34,500.
We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.

•	Restrictive legends were and will be placed on all certificates issued as described above.

•	The distribution did not involve general solicitation or advertising.

•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On September 25, 2008, we granted 800,000 options to Ray Lopez, CFO, under Pro Travel Network, Inc. 2008 Stock Incentive Plan to purchase up to 800,000 of our restricted common stock at $0.50 per share. The options will vest in equal amounts of 160,000 and stage over the next 60 months. All options not exercised by the expiration date are forfeited. Compensation cost for the 800,000 options issued to Ray Lopez amounted to $117,750, with $447 recognized in the financial statements for the three months ended September 30, 2008 with the balance of $117,303 to be recognized over the period October 1, 2008 through December 24, 2014. The weighted average fair value of the options issued was $0.15. Variables used in the Black Scholes option pricing model includes (i) 1.97% risk-free interest rate (ii) expected life of sixty months (iii) expected volatility of 162% and (iv) zero expected dividends.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

5.1	Option Granted Under Pro Travel Network, Inc. 2008 Stock Incentive Plan
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO TRAVEL NETWORK, INC.

By:	/s/ Paul Henderson
Name: Paul Henderson
Title: Chief Executive Officer and President Date: November 14, 2008