Form 10-Q
period 2008-12-31
Pro Travel Network, Inc
filed 2009-02-17
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of, February 13, 2009 there were 27,889,145 outstanding shares of the issuer’s common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PRO TRAVEL NETWORK, INC.
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2008	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$176,128	$368,204
Accounts receivable	3,861	861
Inventory	16,895	17,764
Investments	584,187	689,513
Prepaid expenses	61,642	16,214
Total current assets	842,713	1,092,556

PROPERTY and EQUIPMENT, net	112,563	106,362

OTHER ASSETS
Security deposits, net of allowance of $35,353	122,360	122,360
Intangible assets-goodwill	38,201	—
	160,563	122,360
TOTAL ASSETS	$1,115,837	$1,321,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$117,292	$7,366
Accrued expenses	331,550	269,789
Deferred national event revenue	67,278	157,871
Total current liabilities	516,120	435,026

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized,
27,889,145 and 25,885,340 shares issued and outstanding	27,889	25,885
Additional paid-in-capital	3,589,333	3,005,775
Accumulated deficit	(2,554,845)	(2,047,825)
Accumulated other comprehensive loss	(462,660)	(97,583)
Total shareholders’ equity	599,717	886,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,115,837	$1,321,278

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008		2007
REVENUE
Travel agent products	$866,229	$1,466,100		$2,027,100	$2,978,271
National events	207,250	166,861		207,250	166,861
Commissions	504,088	471,978		1,126,632	982,140
Total revenues	1,577,567	2,104,939		3,360,982	4,127,272

COST OF REVENUES
Travel agent products	337,359	1,097,249		945,670	1,991,082
National events	170,021	163,996		170,021	163,996
Commissions	318,135	284,176		765,156	673,035
Total cost of revenues	825,515	1,545,421		1,880,847	2,828,113
Gross profit	752,052	559,518		1,480,135	1,299,159

OPERATING EXPENSES
Compensation expense	476,035	455,455		1,363,877	793,110
Professional and consulting fees	180,539	43,070		300,506	66,151
General and administrative expenses	168,088	270,490		378,033	501,283
Depreciation expense	5,842	3,787		11,488	7,270
Total operating expenses	830,504	772,802		2,053,904	1,367,814
Income (loss) from operations	(78,452)	(213,284)		(573,769)	(68,655)

OTHER INCOME (EXPENSE)
Interest income, net	6,474	8,476		11,542	8,916
Gain on sale of investments	7,553	—		39,820	—
Gain (loss) on foreign currency	19,910	(968)		15,387	(143)
Net income (loss) applicable to common stock	(44,515)	(205,776)		(507,020)	(59,882)

Unrealized gain (loss) on investments	(280,569)	3,111		(365,077)	4,211

Comprehensive loss	$(325,084)	$(202,665)		$(872,097)	$(55,671)

Basic and Diluted Per Common Share Data
Basic and diluted net income (loss) per share	$0.00	$(0.01)	$	(0.02)	$0.00

Weighted average shares outstanding - basic	27,494,249	25,680,340		26,733,075	25,680,340

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended December 31, 2008
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances, June 30, 2008	25,885,340	$25,885	$3,005,775	$(2,047,825)	$(97,583)	$886,252

Stock issued for:
Services	2,003,805	2,004	518,850	—		520,854

Warrant/Option expense			64,708			64,708

Unrealized loss on investments	—	—	—	—	(365,077)	(365,077)

Net loss	—	—	—	(507,020)	—	(507,020)

Balances, December 31, 2008	27,889,145	$27,889	$3,589,333	$(2,554,845)	$(462,660)	$599,717

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2008	2007

Cash flows from operating activities
Net loss	$(507,020)	$(59,882)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Share-based compensation	585,562	—
Gain on sale of investments	(39,820)	—
Depreciation and amortization	11,488	7,270
Changes in assets and liabilities:
Accounts receivable	(3,000)	(1,465)
Inventory	869	(2,957)
Prepaid expenses and other current assets	(45,428)	(195,809)
Accounts payable and accrued expenses	171,687	170,052
Deferred revenue	(90,593)	150,008

Net cash provided by (used in) operating activities	83,745	67,217

Cash flows from investing activities
Purchase of property and equipment	(17,689)	(19,662)
Purchase of investments	(532,904)	(128,358)
Sale of investments	312,973	—
Intangible assets-goodwill	(38,201)	—
Net cash flows used in investing activities:	(275,821)	(148,020)

Net decrease in cash and cash equivalents	(192,076)	(80,803)

Cash and cash equivalents
Beginning of year	368,204	366,837
End of year	$176,128	$286,034

Supplemental Disclosures
Cash Paid During the Year for:
Interest	$—	$—
Income taxes	—	—

Non-Cash Investing Activities:
Unrealized gain (loss) on investment	$(365,077)	$4,211

The accompanying notes are an integral part of the financial statement

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

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

	Fair Value Measurements at December 31, 2008 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):	$625,930	$-	$-	$-
Derivative liabilities	$-	$-	$-	$-
Total	$625,930	$-	$-	$-

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

NOTE C — COMMON STOCK

Issuances for Services

During the six months ended December 31, 2008, Pro Travel Network, Inc. issued 783,805 shares to third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $122,985, 1,105,000 shares to executive officers of Pro Travel Network, for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $331,500, and 115,000 shares of common stock to twelve (12) employees valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $34,500.

NOTE D — STOCK OPTIONS/WARRANTS

On June 04, 2008, we entered into a consulting agreement with AGORACOM. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to AGORACOM 250,000 warrants to purchase up to 250,000 of our restricted common stock at $0.50 per share ; and (ii) AGORACOM shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost for the 250,000 warrants issued to AGORACOM for consulting services amounted to $82,928, with $12,203 recognized in the financial statements for the year ended June 30, 2008 and $56,211recognized in the financial statements for the six months ended December 31, 2008. The balance of $14,514 to be recognized over the remaining six months of the year ended June 30, 2009.

On September 25, 2008, we granted 800,000 options to Ray Lopez, CFO, under Pro Travel Network, Inc. 2008 Stock Incentive Plan to purchase up to 800,000 of our restricted common stock at $0.50 per share. The options will vest in equal amounts of 160,000 and stage over the next 60 months. All options not exercised by the expiration date are forfeited. Compensation cost for the 800,000 options issued to Ray Lopez amounted to $117,750, with $8,497 recognized in the financial statements for the six months ended December 31, 2008 with the balance of $109,253 to be recognized over the period January 1, 2009 through December 24, 2014. The weighted average fair value of the options issued was $0.15. Variables used in the Black Scholes option pricing model includes (i) 1.97% risk-free interest rate (ii) expected life of sixty months  (iii) expected volatility of 162% and (iv) zero expected dividends.

Summary information regarding options/warrants is as follows:
		Weighted Average
	Options/Warrants	Share Price
Outstanding at June 30, 2008	1,250,000	$0.46
Issued	800,000	0.50
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2008	2,050,000	$0.48

Options/Warrants outstanding and exercisable as of December 31, 2008:

	Outstanding		Exercisable
	Number of	Remaining	Number
Exercise Price	Options/Warrants	Life	of Shares

$0.30	500,000	1 year	500,000
$0.40	200,000	1 year	200,000
$0.50	610,000	1 year	610,000
$0.50	160,000	2 year	160,000
$0.50	160,000	3 year	160,000
$0.50	160,000	4 year	160,000
$0.50	160,000	5 year	160,000
$1.00	50,000	1 year	50,000
$1.50	50,000	1 year	50,000
	2,050,000		2,050,000

NOTE E – NET INCOME PER COMMON SHARE

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

	For the Six Months Ended
	December 31,
Description	2008	2007
Weighted-average shares used to compute basic net
income per common share	26,733,075	25,680,340
Securities convertible into shares of common stock used in calculation of common stock equivalents for fully diluted EPS:
Stock options/warrants	—	—
Weighted-average shares used to compute diluted net income per common share	26,733,075	25,680,340

Common stock equivalents for the six months ended December 31, 2008 and 2007 were not used in calculating fully diluted earnings per share as the effect would be anti-dilutive for the loss incurred.

NOTE F – COMMITMENTS AND CONTINGENCIES

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

NOTE G – ACQUISITION OF COMPANY

On December 19, 2008, Pro Travel Network, Inc. (the “Company”) completed its acquisition of KG & S Pty, Ltd., an Australian company for a cash purchase price of $41,743. We acquired 100% of the issued and outstanding shares of KG & S Pty, Ltd. The acquisition was made because the business model of the acquired entity was synergistic to that of Pro Travel and the intangible asset that was acquired is associated with the acquired and ongoing revenue stream. None of the acquired entity’s operations are included in our statement of operations as they were not significant. The acquisition cost was allocated to assets as follows:

Property and equipment, net	$3,542
Goodwill	38,201
$41,743

Goodwill is the excess of the fair values of tangible and identifiable intangible assets acquired over liabilities assumed.  The amount recognized as Goodwill includes acquired intangible assets for which fair values could not be determined.  Goodwill is not amortized, but is tested for impairment at least annually.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently offer the following products:

•	Independent Travel Agent Program or ITAP – $439.99 initial fee; $99 annual fee after first year - sold by our Independent Representatives.

•	Marketing Opportunity - 2 options,

CR – $19.99 one time license fee: basic Direct Sales opportunity
or
RT – $39.99 monthly license/membership fee: The optional RT upgrade includes a membership that provides an upgraded suite of marketing and support tools, enhanced income opportunities, and includes a minimum of 4 heavily discounted member training trips per year, called paycations

We currently support approximately 8,300 independent travel agents and over 3,500 Independent Representatives throughout North America.

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

We launched an expansion into Australia on December 19, 2008 with our acquisition of KG & S Pty. Ltd. KG & S Pty. Ltd.  has operated its travel business for nearly 20 years and is among the leading online travel agencies in the Melbourne area. The Australian market is strategic in the Company’s long term business plans and will allow the Company to expand services to customers in the Australian market. This acquisition brings incremental value to the Company and will immediately increase our customer base along with giving the Company immediate access to already established relationships with all major hotels, airlines and car rentals within the greater Australian area.

The Australian market is part of our strategic plans for the growth of the Company. We have a successful track record in business and experience from our Canadian expansion makes us confident in the international markets. Not only do we believe Australia is an important part of our expansion, but it also serves as the perfect launch pad to capture the lucrative Asia-Pacific travel market in the future.

As described below in “Liquidity and Capital Resources,” we believe we will be able to complete our expansion in Canada and launch our expansion in Australia without any need to obtain additional financing.

The economic downturn has had a significant  effect on our operations over the past six months and we expect that it will continue to be a significant factor going forward.  Most notably was the reduction in our investments as unrealized losses due to the severe contraction in stock prices across the board.  Lower sales and the resulting reduction in revenues was also a serious issue that we attribute to the recession gaining in intensity.

Moving forward, we have reduced expenses significantly through several strong cost-cutting measures, including but not limited to layoffs, bonus and salary reductions,  With a now leaner company, we believe the negative economy will still be a major factor working against profitability and revenue growth in the coming year, but we are equally satisfied that we have cut expenses and made significant marketing adjustments to carry us through 2009.

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

Security Deposits

Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectibility in the amount of $35,353 as of March 31, 2007 (See the section entitled “Legal Proceedings,” below)

Goodwill

Goodwill is the excess of the fair values of tangible and identifiable intangible assets acquired over liabilities assumed.  The amount recognized as Goodwill includes acquired intangible assets for which fair values could not be determined.  Goodwill is not amortized, but is tested for impairment at least annually.

Results of Operations

Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

For the six months ended December 31, 2008, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 60%, Travel Commissions – 34% and National Events – 6%.  For the six months ended December 31, 2007, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 72%, Travel Commissions – 24% and National Events – 4%.  We had total revenues of $3,360,982 for the six months ended December 31, 2008, which is a decrease of $766,290, or 19%, below our total revenues for the six months ended December 31, 2007, which was $4,127,272. The decrease in total sales was due to a decrease of $951,171 in Independent Travel Agent Program or ITAP sales which was offset by an increase of $144,492 in Travel Commissions revenue and an increase of $40,389 in National Events revenue .  The decrease in ITAP sales was due to the decrease in signing up of new agents due to declining economic conditions, whereas, the increase in travel commissions is based on travel booked prior to economic downturn beginning in October.

Our cost of sales decreased $947,266, or 33%, to $1,880,847 for the six months ended December 31, 2008, as compared to cost of sales of $2,828,113 for the six months ended December 31, 2007.  The decrease in total cost of sales was mainly due to a decrease of $1,045,412 in Independent Travel Agent Program or ITAP sales offset by an increase of $92,121 in Travel Commissions and an increase of $6,025 in National Events cost. Our cost of sales decreased as a direct result of lower sales of our products offset by reduction in sales bonuses during the six months ended December 31, 2008.

We had gross profit of $1,480,135 for the six months ended December 31, 2008, which was an increase of $180,976, or 14%, when compared to our gross profit for the six months ended December 31, 2007, which was $1,299,159. Our increase in gross profit was primarily attributable to the decrease in our sales which was offset by a reduction in sales bonuses due to non achievement of sales goals during the six months ended December 31, 2008.

Operating expenses increased $686,090, or 50%, to $2,053,904 for the six months ended December 31, 2008, as compared to total operating expenses of $1,367,814 for the six months ended December 31, 2007. The increase in total operating expenses was mainly due to an increase in compensation expense and professional and consulting fees offset by a decrease in general and administrative expenses. Compensation expense increased $570,767 to $1,363,877 for the six months ended December 31, 2008, as compared to compensation expense of $793,110 for the six months ended December 31, 2007.  The increase in compensation expense was as follows:

•	$366,000 due to the issuance of 1,220,000 shares to employees and officers.
•	$204,767 due to the increase of our corporate and Canadian staffs and the addition of Ray Lopez, Vice President and COO.
o
Mr. Lopez provides management and other services to us under an employment agreement which was amended July 1, 2008 to increase his annual salary from $96,000 per year to $120,000 per year and change his commission of 2% of the net Travel Agent Product revenue, less all costs of sales expenses to .5% of actual gross revenue.

o
Mr. Henderson provides management and other services to us under an employment agreement which was amended July 1, 2008 to increase his annual salary from $200,000 to $240,000 per year and commission of 1.75% of actual gross revenue.

Professional and consulting fees increased $234,355 to $300,506 for the six months ended December 31, 2008, as compared to professional and consulting fees of $66,151 for the six months ended December 31, 2007.  The increase in professional and consulting fees was primarily due to the issuance of options/warrants resulting in an expense to the company of $64,708 along with 783,805 shares of common stock issued for services resulting in an expense to the company of $154,854. Depreciation expense increased $4,218 to $11,488 for the six months ended December 31, 2008, as compared to depreciation expense of $7,270 for the six months ended December 31, 2007. General and administrative expenses decreased $123,250 to $378,033 for the six months ended December 31, 2008, as compared to general and administrative expenses of $501,283 for the six months ended December 31, 2007.  The decrease in general and administrative expenses was primarily attributable to the decrease in office expense and travel resulting from the expansion of our US and Canadian operations in 2008 and merchant fees associated with the decrease in overall sales.

Other income and expenses included an increase in net interest income of $2,626, to $11,542 for the six months ended December 31, 2008, as compared to net interest income of $8,916 for the six months ended December 31, 2007, along with a gain on sale of investments of $39,820 for the six months ended December 31, 2008, compared to gain on sale of investments of $0 for the six months ended December 31, 2007, and a gain on foreign currency of $15,387 for the six months ended December 31, 2008, compared to a loss on foreign currency of $143 for the six months ended December 31, 2007.

We had a net loss applicable to common stock of $507,020 for the six months ended December 31, 2008, as compared to net loss applicable to common stock of $59,882 for the six months ended December 31, 2007. The increase in net loss applicable to common stock was primarily attributable to the issuance of 1,220,000 shares of common stock to various employees and 783,805 shares of common stock issued to consultants for services resulting in a non-cash expense to the company of $585,562 along with the increase in our corporate and Canadian staffs offset by increase in gross profit resulting primarily from reduction in sales bonuses due to non achievement of sales goals.

We had other comprehensive loss for the six months ended December 31, 2008, consisting of unrealized loss on investments of $365,077 resulting from market to market adjustment of stock owned by the Company at December 31, 2008 compared to an unrealized gain on investment of $4,211 for the six months ended December 31, 2007.

Our comprehensive loss was $872,097 for the six months ended December 31, 2008, as compared to comprehensive loss of $55,671 for the six months ended December 31, 2007. The increase in comprehensive loss of $816,426 for the six months ended December 31, 2008 was primarily attributable to the increase in unrealized loss on investments and issuance of 2,003,805 shares of common stock for services along with the issuance of options/warrants resulting in a non-cash expense to the company of $585,562 offset by an increase in gross profit resulting primarily from reduction in sales bonuses due to non achievement of sales goals and decrease in general and administrative expenses.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

For the three months ended December 31, 2008, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 55%, Travel Commissions – 32% and National Events – 13%.  For the three months ended December 31, 2007, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 70%, Travel Commissions – 22% and National Events – 8%.  We had total revenues of $1,577,567 for the three months ended December 31, 2008, which is a decrease of $527,372, or 25%, below our total revenues for the three months ended December 31, 2007, which was $2,104,939. The decrease in total sales was due to a decrease of $599,871 in Independent Travel Agent Program or ITAP sales which was offset by an increase of $32,110 in Travel Commissions revenue and an increase of $40,389 in National Events revenue .  The decrease in ITAP sales was due to the decrease in signing up of new agents due to declining economic conditions, whereas, the increase in travel commissions is based on travel booked prior to economic downturn beginning in October.

Our cost of sales decreased $719,906, or 47%, to $825,515 for the three months ended December 31, 2008, as compared to cost of sales of $1,545,421 for the three months ended December 31, 2007.  The decrease in total cost of sales was mainly due to a decrease of $759,890 in Independent Travel Agent Program or ITAP sales offset by an increase of $33,959 in Travel Commissions and an increase of $6,025 in National Events cost. Our cost of sales decreased as a direct result of lower sales of our products offset by reduction in sales bonuses during the six months ended December 31, 2008.

We had gross profit of $752,052 for the three months ended December 31, 2008, which was an increase of $192,534, or 34%, when compared to our gross profit for the three months ended December 31, 2007, which was $559,518. Our increase in gross profit was primarily attributable to the decrease in our sales which was offset by a reduction in sales bonuses due to non achievement of sales goals during the three months ended December 31, 2008.

Operating expenses increased $57,702, or 7%, to $830,504 for the three months ended December 31, 2008, as compared to total operating expenses of $772,802 for the three months ended December 31, 2007. The increase in total operating expenses was mainly due to an increase in compensation expense and professional and consulting fees offset by a decrease in general and administrative expenses. Compensation expense increased $20,580 to $476,035 for the three months ended December 31, 2008, as compared to compensation expense of $455,455 for the three months ended December 31, 2007.  The increase in compensation expense was primarily due to the increase of our corporate and Canadian staffs.

 Professional and consulting fees increased $137,469 to $180,539 for the three months ended December 31, 2008, as compared to professional and consulting fees of $43,070 for the three months ended December 31, 2007.  The increase in professional and consulting fees was primarily due to the issuance of options/warrants resulting in an expense to the company of $27,700 along with 637,376 shares of common stock issued for services resulting in an expense to the company of $108,354. Depreciation expense increased $2,055 to $5,872 for the three months ended December 31, 2008, as compared to depreciation expense of $3,787 for the three months ended December 31, 2007. General and administrative expenses decreased $102,402 to $168,088 for the three months ended December 31, 2008, as compared to general and administrative expenses of $270,490 for the three months ended December 31, 2007.  The decrease in general and administrative expenses was primarily attributable to the decrease in office expense and travel resulting from the expansion of our US and Canadian operations in 2008 and merchant fees associated with the decrease in overall sales.

Other income and expenses included an decrease in net interest income of $2,002, to $6,474 for the three months ended December 31, 2008, as compared to net interest income of $8,476 for the three months ended December 31, 2007, along with a gain on foreign currency of $20,878 for the three months ended December 31, 2008, compared to a loss on foreign currency of $968 for the three months ended December 31, 2007.

We had a net loss applicable to common stock of $52,068 for the three months ended December 31, 2008, as compared to net loss applicable to common stock of $205,776 for the three months ended December 31, 2007. The decrease in net loss applicable to common stock was primarily attributable to an increase in gross profit resulting primarily from reduction in sales bonuses due to non achievement of sales goals, decrease in general and administrative expenses offset by the issuance of 637,376 shares of common stock issued to consultants for services.

We had other comprehensive loss for the three months ended December 31, 2008, consisting of unrealized loss on investments of $280,569 resulting from market to market adjustment of stock owned by the Company at December 31, 2008 compared to an unrealized gain on investment of $3,111 for the three months ended December 31, 2007.

Our comprehensive loss was $332,637 for the three months ended December 31, 2008, as compared to comprehensive loss of $202,665 for the three months ended December 31, 2007. The increase in comprehensive loss of $192,972 for the three months ended December 31, 2008 was primarily attributable to the increase in unrealized loss on investments and issuance of 637,376 shares of common stock for services along with the issuance of options/warrants resulting in a non-cash expense to the company of $136,054 offset by  an increase in gross profit resulting primarily from reduction in sales bonuses due to non achievement of sales goals and decrease in general and administrative expenses.

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

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $842,713 consisting of cash and cash equivalents of $176,128, accounts receivable of $3,861, inventory of $16,895, investments of $584,187 and prepaid expenses of $61,642.  Our cash balances exceeded FDIC insurance protection levels by approximately $14,415 at December 31, 2008 and at certain points throughout the year subjecting us to risk related to the un-protected balance. We have determined that the risk of loss associated with these un-protected balances is remote and therefore no adjustment for the risk has been provided for the six months ended December 31, 2008.

We had total current liabilities of $516,120 consisting of accounts payable of $117,292, accrued expenses of $331,550 and deferred revenue of $67,278. We have no long-term debt.  Accrued expenses consisted of accrued employees salaries and benefits of $92,854, other expenses of $88,824 and commissions and rewards owed our representatives in the amount of $149,872, of which approximately $36,397 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $326,593 as of December 31, 2008.

During the six months ended December 31, 2008, net cash decreased by $192,076 consisting of $83,745 provided by operating activities and $275,821 used in investing activities.

Net cash provided by operating activities during the six months ended December 31, 2008, consisted of a net loss from operations of $507,020, adjustments for depreciation and amortization of $11,488 along with share-based compensation of $585,562, and an increase in accounts payable and accrued expenses of $171,687 and a decrease in inventory of $869  which were offset a decrease in deferred revenue of $90,593, by a an increase in accounts receivable of $3,000, an increase in prepaid expenses and other current assets of $45,428 and  an adjustment for gain on sale of investments of $39,820.

Net cash used in investing activities during the six months ended December 31, 2008, consisted of property and equipment purchases of $17,689, investments purchases of $532,904 and intangible assets-goodwill from acquisition of $38,201 which were offset by sale of investments of $312,973.

We believe our cash resources of $176,128 are sufficient to satisfy our current cash requirements over the next 12 months.  In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Overview, above.  We estimate that we need $125,000 of capital to complete the expansion of our operations in Australia. To date, we have generated sufficient cash flow from operations to satisfy expansion and believe this trend will continue. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing.  We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders.  There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us.  Any additional financing may involve dilution to our shareholders.  In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly.  Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate.  If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Overview section will be delayed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2008 and concluded that our disclosure controls and procedures were ineffective as of December 31, 2008 due to the following: We have previously had a material weakness that relates to the lack of segregation of duties in that our CEO and CFO were the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer. The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view.  Following the end of fiscal year 2008, we hired a full time Chief Financial Officer and will continue our program to fully-implement internal controls procedures.  Further, our CFO monitors the controls on an ongoing basis. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2008, Pro Travel Network, Inc. issued 783,805 shares to thirty third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $122,985, 1,105,000 shares to executive officers of Pro Travel Network, for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $331,500, and 115,000 shares of common stock to twelve (12) employees based on a two year plus vesting with the company valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $34,500.
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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Certain Options

On September 25, 2008, we granted 800,000 options to Ray Lopez, CFO, under Pro Travel Network, Inc. 2008 Stock Incentive Plan to purchase up to 800,000 of our restricted common stock at $0.50 per share. The options will vest in equal amounts of 160,000 and stage over the next 60 months. All options not exercised by the expiration date are forfeited. Compensation cost for the 800,000 options issued to Ray Lopez amounted to $117,750, with $8,497 recognized in the financial statements for the three months ended September 30, 2008 with the balance of $109,253 to be recognized over the period January 1, 2009 through December 24, 2014. The weighted average fair value of the options issued was $0.15. Variables used in the Black Scholes option pricing model includes (i) 1.97% risk-free interest rate (ii) expected life of sixty months  (iii) expected volatility of 162% and (iv) zero expected dividends.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

5.1	Option Granted Under Pro Travel Network, Inc. 2008 Stock Incentive Plan
10.1	Purchase and Sale Agreement between KG &S Pty. Ltd. and Pro Travel Network, Inc.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO TRAVEL NETWORK, INC.

By:  /s/ Paul Henderson

Name:  Paul Henderson
Title:    Chief Executive Officer and President
Date:    February 13, 2009