Form 10-Q
period 2009-03-31
Pro Travel Network, Inc
filed 2009-05-15
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☐ No ☒

As of, May 15, 2009 there were 27,889,145 outstanding shares of the issuer’s common stock, $.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRO TRAVEL NETWORK, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,460	$368,204
Accounts receivable	861	861
Inventory	17,561	17,764
Investments	500,589	689,513
Prepaid expenses	4,800	16,214
Total current assets	673,271	1,092,556

PROPERTY and EQUIPMENT, net	108,442	106,362

OTHER ASSETS
Security deposits, net of allowance of $35,353	121,929	122,360
Intangible assets-goodwill	38,201	-
	160,130	122,360
TOTAL ASSETS	$941,843	$1,321,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,090	$7,366
Accrued expenses	347,101	269,789
Deferred national event revenue	35,472	157,871
Total current liabilities	418,663	435,026

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized,
27,889,145 and 25,885,340 shares issued and outstanding	27,889	25,885
Additional paid-in-capital	3,607,777	3,005,775
Accumulated deficit	(2,624,684)	(2,047,825)
Accumulated other comprehensive loss	(487,802)	(97,583)
Total shareholders’ equity	523,180	886,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$941,843	$1,321,278

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009		2008
REVENUE
Travel agent products	$529,209	$1,994,863		$2,556,309	$4,973,133
National events	66,891	158,716		274,141	325,578
Commissions	585,860	519,232		1,712,492	1,501,373
Total revenues	1,181,960	2,672,811		4,542,942	6,800,084

COST OF REVENUES
Travel agent products	102,983	1,159,411		1,048,653	3,150,494
National events	74,732	186,579		244,753	350,575
Commissions	401,768	222,654		1,166,924	895,690
Total cost of revenues	579,483	1,568,644		2,460,330	4,396,759
Gross profit	602,477	1,104,167		2,082,612	2,403,325
OPERATING EXPENSES
Compensation expense	443,293	540,195		1,807,170	1,333,305
Professional and consulting fees	64,978	49,770		365,484	115,922
General and administrative expenses	152,252	242,999		530,285	744,283
Depreciation expense	4,423	4,179		15,911	11,449
Total operating expenses	664,946	837,143		2,718,850	2,204,959
Income (loss) from operations	(62,469)	267,024		(636,238)	198,366
OTHER INCOME (EXPENSE)
Interest income, net	2,064	3,308		13,606	12,224
Gain (loss) on sale of investments	(1,409)	2,830		38,411	2,830
Gain (loss) on foreign currency	(8,025)	133		7,362	(11)
Net income (loss) applicable to common stock	(69,839)	273,295		(576,859)	213,409

Unrealized loss on investments	(25,142)	(32,207)		(390,219)	(27,996)

Comprehensive income (loss)	$(94,981)	$241,088		$(967,078)	$185,413

Basic and Diluted Per Common Share Data
Basic and diluted net income (loss) per share	$0.00	$0.01	$	(0.02)	$0.01

Weighted average shares outstanding - basic	27,889,145	25,703,449		27,112,806	25,703,449
Weighted average shares outstanding – fully diluted	27,889,145	26,703,449		27,112,806	26,703,449

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended March 31, 2009
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, June 30, 2008	25,885,340	$25,885	$3,005,775	$(2,047,825)	$(97,583)	$886,252

Stock issued for:
Services	2,003,805	2,004	518,850	-		520,854

Warrant/Option expense			83,152			83,152

Unrealized loss on investments	-	-	-	-	(390,219)	(390,219)

Net loss	-	-	-	(576,859)	-	(576,859)

Balances, March 31, 2009	27,889,145	$27,889	$3,607,777	$(2,624,684)	$(487,802)	$523,180

The accompanying notes are an integral part of the financial statements.

PRO TRAVEL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(576,859)	$213,409

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Share-based compensation	604,006	73,800
Gain on sale of investments	(38,411)	(2,830)
Depreciation and amortization	15,911	11,449
Changes in assets and liabilities:
Accounts receivable	-	(4,329)
Inventory	203	(2,378)
Prepaid expenses and other current assets	11,414	12,008
Accounts payable and accrued expenses	106,036	42,337
Deferred revenue	(122,399)	145,231

Net cash provided by (used in) operating activities	(99)	488,697

Cash flows from investing activities
Purchase of property and equipment	(17,991)	(45,752)
Purchase of investments	(737,633)	(376,963)
Sale of investments	586,636	23,515
Net cash paid on acquisition of KG&S Pty, Ltd.	(38,201)	-
Deposits	431	-
Net cash flows used in investing activities:	(206,758)	(399,200)

Effect of exchange rate changes on cash	(11,887)	-
Net increase (decrease) in cash and cash equivalents	(218,744)	89,497
Cash and cash equivalents
Beginning of period	368,204	366,837
End of period	$149,460	$456,334
Supplemental Disclosures
Cash Paid During the Year for:
Interest	$-	$-
Income taxes	-	-

Non-Cash Investing Activities:
Unrealized loss on investment	$(390,219)	$(27,996)

The accompanying notes are an integral part of the financial statement

PRO TRAVEL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

Accounting Policies

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. The business acquired was KG&S Pty, Ltd. in December 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of March 31, 2009, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year, if any.

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

	Fair Value Measurements at March 31, 2009 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):	$500,589	$-	$-	$-
Derivative liabilities	$-	$-	$-	$-
Total	$500,589	$-	$-	$-

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

NOTE C — COMMON STOCK

Issuances for Services

During the nine months ended March 31, 2009, Pro Travel Network, Inc. issued 783,805 shares to third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $154,854, 1,105,000 shares to executive officers of Pro Travel Network, for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $331,500, and 115,000 shares of common stock to twelve (12) employees valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $34,500.

NOTE D — STOCK OPTIONS/WARRANTS

On June 04, 2008, we entered into a consulting agreement with AGORACOM. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to AGORACOM 250,000 warrants to purchase up to 250,000 of our restricted common stock at $0.50 per share ; and (ii) AGORACOM shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Compensation cost for the 250,000 warrants issued to AGORACOM for consulting services amounted to $82,928, with $12,203 recognized in the financial statements for the year ended June 30, 2008 and $66,605 recognized in the financial statements for the nine months ended March 31, 2009. The balance of $4,120 to be recognized over the remaining three months of the year ended June 30, 2009.

On September 25, 2008, we granted 800,000 options to Ray Lopez, CFO, under Pro Travel Network, Inc. 2008 Stock Incentive Plan to purchase up to 800,000 of our restricted common stock at $0.50 per share. The options will vest in equal amounts of 160,000 and stage over the next 60 months. All options not exercised by the expiration date are forfeited. Compensation cost for the 800,000 options issued to Ray Lopez amounted to $117,750, with $16,547 recognized in the financial statements for the nine months ended March 31, 2009 with the balance of $101,203 to be recognized over the period April 1, 2009 through December 24, 2014. The weighted average fair value of the options issued was $0.15. Variables used in the Black Scholes option pricing model includes (i) 1.97% risk-free interest rate (ii) expected life of sixty months  (iii) expected volatility of 162% and (iv) zero expected dividends.

Summary information regarding options/warrants is as follows:
		Weighted Average
	Options/ Warrants	Share Price
Outstanding at June 30, 2008	1,250,000	$0.46
Issued	800,000	0.50
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	2,050,000	$0.48

Options/Warrants outstanding and exercisable as of March 31, 2009:

	Outstanding		Exercisable
	Number of	Remaining	Number
Exercise Price	Options/Warrants	Life	of Shares
$0.30	500,000	1 year	500,000
$0.40	200,000	1 year	200,000
$0.50	610,000	1 year	610,000
$0.50	160,000	2 year	160,000
$0.50	160,000	3 year	160,000
$0.50	160,000	4 year	160,000
$0.50	160,000	5 year	160,000
$1.00	50,000	1 year	50,000
$1.50	50,000	1 year	50,000
	2,050,000		2,050,000

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

	For the Nine Months Ended
	March 31,
Description	2009	2008
Weighted-average shares used to compute basic net
income per common share	27,112,806	25,703,449
Securities convertible into shares of common stock used in calculation of common stock equivalents for fully diluted EPS:
Stock options/warrants	-	1,000,000
Weighted-average shares used to compute diluted net income per common share	27,112,806	26,703,449

Common stock equivalents for the nine months ended March 31, 2009 was not used in calculating fully diluted earnings per share as the effect would be anti-dilutive for the loss incurred.

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

On January 31, 2009, the Company entered into an agreement with Omni Orlando Resort to hold an event at their hotel.  If the agreement is cancelled before May 27, 2009, Pro Travel Network, Inc. will owe Omni Orlando Resort $20,400 to compensate the hotel for lost revenues.  If the agreement is cancelled after May 8, 2009, the cancellation fee is $32,700.

NOTE G –ACQUISITION OF COMPANY

On December 19, 2008, Pro Travel Network, Inc. (the “Company”) completed its acquisition of KG & S Pty, Ltd., an Australian company for a cash purchase price of $41,743. The assets we acquired consisted of furnishings and fittings. In connection with the acquisition, we assumed no liabilities. The acquisition cost was allocated to assets as follows:

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

We launched an expansion into Australia on December 19, 2008 with our acquisition of KG & S Pty. Ltd. KG & S Pty, Ltd.  has operated its travel business for nearly 20 years and is among the leading online travel agencies in the Melbourne area. The Australian market is strategic in the Company’s long term business plans and will allow the Company to expand services to customers in the Australian market. This acquisition brings incremental value to the Company and will immediately increase our customer base along with giving the Company immediate access to already established relationships with all major hotels, airlines and car rentals within the greater Australian area.

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

Results of Operations

Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008

For the nine months ended March 31, 2009, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 56%, Travel Commissions – 38% and National Events – 6%.  For the nine months ended March 31, 2008, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 73%, Travel Commissions – 22% and National Events – 5%.  We had total revenues of $4,542,942 for the nine months ended March 31, 2009, which is a decrease of $2,257,142, or 33%, below our total revenues for the nine months ended March 31, 2008, which was $6,800,084. The decrease in total sales was due to a decrease of $2,416,824 in Independent Travel Agent Program or ITAP sales, a decrease of $51,437 in National Events revenue which was offset by an increase of $211,119 in Travel Commissions revenue. The decrease in ITAP sales was due to the decrease in signing up of new agents due to declining economic conditions, whereas, the increase in travel commissions is based on expansion of our Canadian operations in 2008.

Our cost of sales decreased $1,936,429, or 44%, to $2,460,330 for the nine months ended March 31, 2009, as compared to cost of sales of $4,396,759 for the nine months ended March 31, 2008.  The decrease in total cost of sales was mainly due to a decrease of $2,101,841 in Independent Travel Agent Program or ITAP sales, a decrease of $105,822 in National Events cost offset by an increase of $271,234 in Travel Commissions. Our cost of sales decreased as a direct result of lower sales of our products offset by reduction in sales bonuses during the nine months ended March 31, 2009.

We had gross profit of $2,082,612 for the nine months ended March 31, 2009, which was a decrease of $320,713, or 13%, when compared to our gross profit for the nine months ended March 31, 2008, which was $2,403,325. Our decrease in gross profit was primarily attributable to the decrease in signing up of new agents due to declining economic conditions.

Operating expenses increased $513,891, or 23%, to $2,718,850 for the nine months ended March 31, 2009, as compared to total operating expenses of $2,204,959 for the nine months ended March 31, 2008. The increase in total operating expenses was mainly due to an increase in compensation expense and professional and consulting fees offset by a decrease in general and administrative expenses. Compensation expense increased $473,865 to $1,807,170 for the nine months ended March 31, 2009, as compared to compensation expense of $1,333,305 for the nine months ended March 31, 2008.  The increase in compensation expense was as follows:

•	$347,000 due to the issuance of 1,220,000 shares to employees and officers.

•	$126,000 due to the increase of our corporate and Canadian staffs and the addition of Ray Lopez, Vice President and COO.

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

 Professional and consulting fees increased $249,562 to $365,484 for the nine months ended March 31, 2009, as compared to professional and consulting fees of $115,922 for the nine months ended March 31, 2008.  The increase in professional and consulting fees was primarily due to the issuance of warrants resulting in an expense to the company of $66,606 along with 783,805 shares of common stock issued for services resulting in an expense to the company of $154,854. Depreciation expense increased $4,462 to $15,911 for the nine months ended March 31, 2009, as compared to depreciation expense of $11,449 for the nine months ended March 31, 2008. General and administrative expenses decreased $213,998 to $530,285 for the nine months ended March 31, 2009, as compared to general and administrative expenses of $744,283 for the nine months ended March 31, 2008. The decrease in general and administrative expenses was primarily attributable to the decrease in office expense and travel resulting from the expansion of our US and Canadian operations in 2008 and merchant fees associated with the decrease in overall sales.

Other income and expenses included an increase in net interest income of $1,382, to $13,606 for the nine months ended March 31, 2009, as compared to net interest income of $12,224 for the nine months ended March 31, 2008, along with a gain on sale of investments of $38,411 for the nine months ended March 31, 2009, compared to gain on sale of investments of $2,830 for the nine months ended March 31, 2008, and a gain on foreign currency of $7,362 for the nine months ended March 31, 2009, compared to a loss on foreign currency of $11 for the nine months ended March 31, 2008.

We had a net loss applicable to common stock of $576,859 for the nine months ended March 31, 2009, as compared to net income applicable to common stock of $213,409 for the nine months ended March 31, 2008. The increase in net loss applicable to common stock was primarily attributable to the issuance of 2,003,805 shares of common stock for services along with the issuance of options/warrants resulting in a non-cash expense to the company of $604,006 and a decrease in signing up of new agents due to declining economic conditions along with the increase in our corporate and Canadian staffs.

We had other comprehensive loss for the nine months ended March 31, 2009, consisting of unrealized loss on investments of $390,219 resulting from market to market adjustment of stock owned by the Company at March 31, 2009 compared to an unrealized loss on investment of $27,996 for the nine months ended March 31, 2008.

Our comprehensive loss was $967,078 for the nine months ended March 31, 2009, as compared to comprehensive income of $185,413 for the nine months ended March 31, 2008. The increase in comprehensive loss of $1,152,491 for the nine months ended March 31, 2009 was primarily attributable to the increase in unrealized loss on investments of $390,219 and issuance of 2,003,805 shares of common stock for services along with the issuance of options/warrants resulting in a non-cash expense to the company of $604,006 and a decrease in signing up of new agents due to declining economic conditions along with the increase in our corporate and Canadian staffs.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

For the three months ended March 31, 2009, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 45%, Travel Commissions – 50% and National Events – 5%.  For the three months ended March 31, 2008, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 75%, Travel Commissions – 19% and National Events – 6%.  We had total revenues of $1,181,960 for the three months ended March 31, 2009, which is a decrease of $1,490,851, or 56%, below our total revenues for the three months ended March 31, 2008, which was $2,672,811. The decrease in total sales was due to a decrease of $1,465,654 in Independent Travel Agent Program or ITAP sales, a decrease of $91,825 in National Events revenue which was offset by an increase of $66,628 in Travel Commissions revenue.  The decrease in ITAP sales was due to the decrease in signing up of new agents due to declining economic conditions, whereas, the increase in travel commissions is based on expansion of our Canadian operations in 2008.

Our cost of sales decreased $989,163, or 63%, to $579,483 for the three months ended March 31, 2009, as compared to cost of sales of $1,568,644 for the three months ended March 31, 2008.  The decrease in total cost of sales was mainly due to a decrease of $1,056,428 in Independent Travel Agent Program or ITAP sales, a decrease of $111,847 in National Events cost offset by an increase of $179,114 in Travel Commissions. Our cost of sales decreased as a direct result of lower sales of our products offset by reduction in sales bonuses during the three months ended March 31, 2009.

We had gross profit of $602,477 for the three months ended March 31, 2009, which was a decrease of $501,690, or 45%, when compared to our gross profit for the three months ended March 31, 2008, which was $1,104,167. Our decrease in gross profit was primarily attributable to the decrease in signing up of new agents due to declining economic conditions.

Operating expenses decreased $172,197, or 21%, to $664,946 for the three months ended March 31, 2009, as compared to total operating expenses of $837,143 for the three months ended March 31, 2008. The decrease in total operating expenses was mainly due to a decrease in compensation expense and a decrease in general and administrative expenses. Compensation expense decreased $96,902 to $443,293 for the three months ended March 31, 2009, as compared to compensation expense of $540,195 for the three months ended March 31, 2008.  The decrease in compensation expense was primarily due to a reduction of our staffs as a result of declining economic conditions. General and administrative expenses decreased $90,747 to $152,252 for the three months ended March 31, 2009, as compared to general and administrative expenses of $242,999 for the three months ended March 31, 2008.  The decrease in general and administrative expenses was primarily attributable to the decrease in office expense and travel resulting from the expansion of our US and Canadian operations in 2008 and merchant fees associated with the decrease in overall sales.

Other income and expenses included an decrease in net interest income of $1,244, to $2,064 for the three months ended March 31, 2009, as compared to net interest income of $3,308 for the three months ended March 31, 2008, along with a loss on sale of investments of $1,409 for the three months ended March 31, 2009, compared to gain on sale of investments of $2,830 for the three months ended March 31, 2008, and a loss on foreign currency of $8,025 for the three months ended March 31, 2009, compared to a gain on foreign currency of $133 for the three months ended March 31, 2008.

We had a net loss applicable to common stock of $69,839 for the three months ended March 31, 2009, as compared to net income applicable to common stock of $273,295 for the three months ended March 31, 2008. The decrease in net loss applicable to common stock was primarily attributable to the decrease in signing up of new agents due to declining economic conditions, off-set by a decrease in compensation expense primarily due to a reduction of our staffs and a decrease in general and administrative expenses primarily merchant fees associated with the decrease in overall sales.

We had other comprehensive loss for the three months ended March 31, 2009, consisting of unrealized loss on investments of $25,142 resulting from market to market adjustment of stock owned by the Company at March 31, 2009 compared to an unrealized loss on investment of $32,207 for the three months ended March 31, 2008.

Our comprehensive loss was $94,981 for the three months ended March 31, 2009, as compared to comprehensive income of $241,088 for the three months ended March 31, 2008. The decrease in comprehensive loss was primarily attributable to the decrease in signing up of new agents due to declining economic conditions, off-set by a decrease in compensation expense primarily due to a reduction of our staffs and a decrease in general and administrative expenses primarily merchant fees associated with the decrease in overall sales.

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

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $673,271 consisting of cash and cash equivalents of $149,460, accounts receivable of $861, inventory of $17,561, investments of $500,589 and prepaid expenses of $4,800.

We had total current liabilities of $418,663 consisting of accounts payable of $36,090, accrued expenses of $347,101 and deferred revenue of $35,472. We have no long-term debt.  Accrued expenses consisted of accrued employees salaries and benefits of $97,985, other expenses of $22,593 and commissions and rewards owed our representatives in the amount of $226,523, of which approximately $33,205 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $254,608 as of March 31, 2009.

During the nine months ended March 31, 2009, net cash decreased by $218,744 consisting of $99 used in operating activities, $206,758 used in investing activities and $11,887 associated with exchange rate changes.

Net cash used in operating activities during the nine months ended March 31, 2009, consisted of a net loss from operations of $576,859, adjustments for depreciation and amortization of $15,911 along with share-based compensation of $604,006, an increase in accounts payable and accrued expenses of $106,036, a decrease in prepaid expenses and other current assets of $11,414 and a decrease in inventory of $203 which were offset by a decrease in deferred revenue of $122,399, and  an adjustment for gain on sale of investments of $38,411.

Net cash used in investing activities during the nine months ended March 31, 2009, consisted of property and equipment purchases of $17,991, investments purchases of $737,633 and intangible assets-goodwill from acquisition of $38,201 which were offset by sale of investments of $586,636 and a decrease in deposits of $431..

We believe our cash resources of $149,460 are sufficient to satisfy our current cash requirements over the next 12 months.  In addition, based upon our prior experience, we believe we will generate sufficient cash flow from operations to also satisfy these requirements. We have expanded our business operations in Canada as outlined in the Overview, above.  We estimate that we need $125,000 of capital to complete the expansion of our operations in Australia. To date, we have generated sufficient cash flow from operations to satisfy expansion and believe this trend will continue. Should we need additional capital over the amount generated from cash flow, we hope to be able to raise additional capital from an offering of our stock in the future. However, this offering may not occur, or if it occurs, we may not raise the required funding. At this time, we have not secured or identified any additional financing.  We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders.  There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us.  Any additional financing may involve dilution to our shareholders.  In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we raise additional capital or generate additional funds, we plan to use the funds to finance the minimum steps in the Milestone table that we would like to take to implement our business plan in the next 12 months; however, the amounts actually expended may vary significantly.  Accordingly, we will retain broad discretion in the allocation of any additional capital that we may receive or funds that we may generate.  If we do not raise additional capital or generate additional funds, implementation of our business plans as set forth in the Overview section will be delayed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures were ineffective as of March 31, 2009 due to the following: We have previously had a material weakness that relates to the lack of segregation of duties in that our CEO and CFO were the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer. The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view.  Following the end of fiscal year 2008, we hired a full time Chief Financial Officer and will continue our program to fully-implement internal controls procedures.  Further, our CFO monitors the controls on an ongoing basis. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2009, Pro Travel Network, Inc. issued 783,805 shares to thirty third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $122,985, 1,105,000 shares to executive officers of Pro Travel Network, for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $331,500, and 115,000 shares of common stock to twelve (12) employees based on a two year plus vesting with the company valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $34,500.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Certain Options

On September 25, 2008, we granted 800,000 options to Ray Lopez, CFO, under Pro Travel Network, Inc. 2008 Stock Incentive Plan to purchase up to 800,000 of our restricted common stock at $0.50 per share. The options will vest in equal amounts of 160,000 and stage over the next 60 months. All options not exercised by the expiration date are forfeited. Compensation cost for the 800,000 options issued to Ray Lopez amounted to $117,750, with $16,547 recognized in the financial statements for the nine months ended March 31, 2009 with the balance of $101,203 to be recognized over the period April 1, 2009 through December 24, 2014. The weighted average fair value of the options issued was $0.15. Variables used in the Black Scholes option pricing model includes (i) 1.97% risk-free interest rate (ii) expected life of sixty months  (iii) expected volatility of 162% and (iv) zero expected dividends.

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
Date: May 15, 2009