Form 10-K
period 2009-06-30
Pro Travel Network, Inc
filed 2009-10-08
CIK 1353371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-132127
PTN, INC.
(Formerly Pro Travel Network, Inc.)
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
Yes ☒  No ☐
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
Yes ☐No ☒
The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates computed by reference to the price of $.20 at October 8, 2009.

As of, October 8, 2009 there were 27,889,145 outstanding shares of the issuer’s common stock, $.001 par value per share.
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

In May 2009 we changed our name to PTN, Inc. with plans to implement 5 operating divisions:

•	Pro Travel Network
•	Pro Travel Retail
•	The Honeymoon Registry (Honeymoons for Free)
•	PTN Business
•	The Destinations Club

Pro Travel Network   Pro Travel Network is a Seller of Travel operating as a Host Agency.  Pro Travel Network provides the online travel stores, accounting, training, marketing, licensing, and supplier contracts for those operating home based Travel businesses or agencies.  Pro Travel Network markets and establishes independent travel agencies.

Pro Travel Network’s marketing strategy is to create a network of commissioned sales representatives who exclusively market the online travel agency suite of products of Pro Travel Network.

Purchasers of its online travel agencies are known as Independent Travel Agents or ITAs or Referring Travel Associates (RTAs).  Each ITA pays a fee of $439.99 for the initial purchase of our Independent Travel Agent Program (ITAP) product, and $49.99 monthly license for continued access to our systems.  Each RTA pays $149.99 and $39.99 monthly license.  Pro Travel Network also retains a percentage of the travel commissions generated by each ITA or RTA.

Pro Travel Network currently offers the following products:

	Independent Travel Agent - Program (ITAP) - $339.99 initial fee; $39.99 monthly renewal fee - sold by our Independent Representatives.

Once a sale is made, the purchaser becomes an Independent Travel Agent.  We refund the initial fee to those purchasers who cancel within ten days of their purchase. We provide ITAs with booking and marketing tools, support systems, industry booking codes, required initial and on-going training, consumer travel websites, accounting tools and access to outside industry training and seminars. Commissions from any and all bookings made by the new agents are split with Pro Travel Network; in general with agents earning 70% and PTN retaining 30%. Additional income streams are derived from the ordering of additional marketing materials and other promotional items.

	Referring Travel Associate – Program (RTAP) $99.00 initial fee; $39.99 monthly license fee - sold by our Independent Representatives

Once a sale is made, the purchaser becomes a Referring Travel Associate (RTA).  We refund the initial fee to those purchasers who cancel within ten days of their purchase. We provide RTAs with a consumer travel website, marketing and accounting tools, and access to trained Pro Travel Network staff to assist them in earning income by making all of their bookings in house by a qualified agent.  RTA's are able to earn income by simply referring friends, family, or anyone they know to Pro Travel Network.  Professional Pro Travel Network staff travel agents then handle the full booking process, directly with the consumer.  Commissions from any and all bookings referred by the RTA are split with Pro Travel Network at 50%.  Additional income streams are derived from the ordering of additional marketing materials and other promotional items.

The Destinations Club Membership - $99.99 initial fee; $9.99 monthly membership dues - sold by our Independent Representatives.

The Destinations Club offers members the ability to travel to various preselected vacation destinations and cruises at specially negotiated rates.  The Club uses its buying power and large membership base to acquire this special pricing, which is then passed on to the members of the Destinations Club.  While the Destinations Club will be marketed openly to the public and is a separate division of PTN, the membership itself will be available as a Product of Pro Travel Network; however will also be sold through its own marketing outside of the Pro Travel Network framework.  The Destinations Club is still in development, and is currently being test marketed to our existing database only

	Representative Trainer - $99.99 initial fee; $9.99 monthly renewal fee.

RT: The optional RT program is not a product of Pro Travel Network, but a packaged business opportunity, called the “RT Opportunity”.  The RT Opportunity allows the RT to have full license to market the ITAP and/or RTAP products of Pro Travel Network and may sell memberships to the Destination Club.  Pro Travel Network aggressively looks to recruit new RTs, who once trained on the benefits of the RTAP and ITAP products, may sell these products to the general public and earn commissions.  RTs may also, and are encouraged to, recruit other RTs and may earn commissions on all products sales by their team of RTs.  The act of recruiting additional RTs however, pays no commission.

We pay commissions for each ITAP or RTAP sold depending upon factors such as number of prior ITAP's sold.  New representatives pay a one-time nominal fee to participate in the RT Opportunity, plus a small monthly license fee in order to access marketing tools, DVDs, individual websites, personal marketing system and other support systems needed for each representative to market his business effectively. Independent Representatives are able to market the ITAP and RTAP throughout North America, with Australian operations expected to commence in mid 2010.

We currently support approximately 4,500 Independent Travel Agents and over 1,200 Independent Representatives throughout North America.  Since our inception, we have had approximately 15,000 Independent Travel Agents that have become inactive for non-payment of the annual fee after their first year as an agent. Anyone can become and Independent Representative of PTN; individuals are not required to first purchase an ITAP or RTAP or Destination Club membership in order to be eligible..

Our agents and referral associates are provided with a reliable source of travel products and services through agreements with selected travel providers, including major airlines, cruise lines, hotels and car rental agencies, including wholesale travel providers.  Airlines provide airline tickets, hotels provide hotel rooms, car rental agencies provide rental cars and wholesale travel providers provide package tours at discounted rates. These agreements are all terminable at will by the providers. We do not rely on a single provider for these services and none of these agreements is exclusive. No provider provides services which account for more than 10% of our revenues. Neither we nor our agents pay any fees to obtain the services provided by these providers. In addition, we offer our agents the ability to make reservations on over 25 airlines, at more than 300 hotels and with several major car rental companies, cruise lines and tour package operators.

Home-based travel agency business

The Pro Travel Network model of using many outside or home based agents is called the Hosted Agency model.  This model is similar to the franchise model, although the cost of entry is much smaller.  Commissions are split between host and member. Usually the host gets anywhere between 20%-40%.

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

Hosted Model

We have many competitors in the Hosted model, YTB International, and Global Travel International.

We compete with these direct competitors in various ways, including:

	Having revenue sources other than commissions, such as the ITAP, RTAP, and Destinations Club Memberships.

	Providing better service to our agents.

	Using a network of commissioned only Independent Representatives to sell our ITAP, RTAP and Destinations Club membership through the RT Opportunity

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

Pro Travel Retail Division

In December 2008, Pro Travel Network acquired K.G&S Pty Ltd, operating as Laser Travel in Melbourne Australia.  This acquisition set the stage for the planned entry of the Pro Travel Network Host Agency Program into the Australian market.  Due to the economic decline and worst than expected impact to Pro Travel Network, we postponed launch of the Pro Travel Network opportunity in Australia until conditions improved.  In the interim period, Laser Travel has continued to operate as a Brick and Mortar agency.  During this period, it was decided that a retail division would be established.

Based upon our experience in the industry, we believe that Brick and Mortar operations continue to sell more high priced, and high commissioned complex vacations and cruises, than online retailers.  Pro Travel Retail includes retail store locations where people can book travel face to face with a trained and qualified agent.  PTNs executive management staff has many years of successful retail experience, prompting the decision to enter the retail business.  In May 2009, the second retail location was launched in Fresno CA, and in July 2009, PTN purchased Cruise Adventures, a 10 year old agency located in the upscale River Park area of Fresno.  The existing owner of Cruise Adventures agreed to stay on to oversee the development and expansion of Pro Travel Retail.  We currently have two locations in Fresno, CA and one location in Australia.

Destinations Club

The Destinations Club is a program that allows individuals the opportunity to purchase heavily discounted vacation packages.  Initial enrollment in the Destinations Club is $99.00 and the monthly fee is $9.99.  As part of the old Pro Travel Network program, reduced rate and discount travel was a huge draw to our company.  However, many who were attracted to Pro Travel network for this purpose only, proved to be a drain on the resources of the company as these agents did not book travel.  However, reduced rate travel was only offered to agents who had achieved certain levels of proficiency, such as earning of the globally respected IATAN distinction.  Once these individuals realized that Pro Travel network was not a viable way to gain discount travel, they generally quit.  The Destinations Club was borne out of the premise that there is a niche of people who would join and become a member of a Club that was able to offer them discounted travel by using its buying power, similar to the Costco model for merchandise.  This also, allowed us to clearly differentiate Pro Travel Network as having everything to do with the potential of earning income by booking travel.  Should a person’s main interest be accessing vacations and cruises at discount rate, The Destinations Club membership is offered.  This program is still under development with limited availability and is being test marketed to our existing database only.  Product launch is scheduled for early 2010.

Honeymoon Registry

Honeymoon Registry at this point in the developmental stage is about creating a website in which people wanting to get married can register their honeymoon plans in the same way they would register at a department store.  Guest would then be able to go online and purchase part of their honeymoon, see wedding plans, etc.

PTN Business

Pro Travel Business at this point in the developmental stage is about creating online tools that help businesses track and forecast travel expenditures booked through our Pro Travel Business travel service department.

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

Competition

We operate in a highly competitive market and we may not be able to compete effectively. The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer, including:

	InterActiveCorp, an interactive commerce company, which owns or controls numerous travel-related enterprises, including Expedia, an online travel agency.

	Hotels.com, a representative of online lodging reservations, Hotwire, a wholesaler of airline tickets, lodging and other travel products and Ticketmaster.

	Citysearch, both of which offer destination information and tickets to attractions.


Sabre Holdings, which owns Travelocity, an online travel agency, GetThere, a provider of online corporate travel technology and services, and the Sabre Travel Network, a GDS (or "global distribution system" as described below).


Orbitz, Inc., an online travel company that enables travelers to search for and purchase a broad array of travel products, including airline tickets, lodging, rental cars, cruises and vacation packages.


Cendant, a provider of travel and vacation services, which owns or controls the following: Galileo International, a worldwide GDS; Cheap Tickets, an online travel agency; Lodging.com, an online representative of hotel rooms; Howard Johnson, Ramada Inns and other hotel franchisors; and Avis and Budget car rental companies.

	Travelport, a provider of online corporate travel services and other travel-related brands.

	Expedia, Lowestfare.com and Priceline.com are our primary competitors in the referral marketing business.

	Other consolidators and wholesalers of airline tickets, lodging and other travel products, including Priceline.com and Travelweb.

	Other local, regional, national and international traditional travel agencies servicing leisure and business travelers.

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

Employees

We have 35 employees, including Paul Henderson, our CEO and President, and the following:

Full time:

Clerical -	25

Operations -	2
Administrative -	2
Management -	6

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

On July 01, 2007, we leased 1,170 square feet of office space in St Jerome, Quebec Canada under a two year non-cancelable operating lease beginning in July 2007.  Currently we operate month to month.

On April 28, 2008, we leased 911 square feet of office space in Surrey, British Columbia Canada under a three year non-cancelable operating lease beginning in July 2008.

On October 30, 2008, we leased a space in Mentone, Vic. Australia under a three year operating lease beginning in November 2008.  This lease has can be extended two more terms of three years.

We believe that our facilities are adequate to meet our current needs. Should we need to expend, which is not currently contemplated, we anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future. Our offices are in good condition and are sufficient to conduct our operations.

Item 3.  Legal Proceedings.

On October 5th, 2008, a lawsuit was filed against PTN by a recently dismissed employee.  The lawsuit alleges that she was fired due to retaliation for filing a complaint of workplace sexual harassment.  PTN vehemently denies any and all allegations as completely false and without merit.  It is remote that this lawsuit will settle in favor of the employee and, therefore, no contingency is recorded.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth year of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

PTN, Inc. (OTCBB: PTVL) completed the necessary SEC filings and began trading as a publicly held company on November 27, 2006.

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

COMMON STOCK

Period Ended	HIGH BID	LOW BID
June 30, 2009	$0.15	$0.15
March 31, 2009	$0.15	$0.15
December 31, 2008	$0.12	$0.12
September 30, 2008	$0.30	$0.25
June 30, 2008	$0.50	$0.50
March 31, 2008	$0.32	$0.31
December 31, 2007	$0.35	$0.35
September 30, 2007	$0.30	$0.30

Holders of Record

As of October 1, 2009, there were approximately 114 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Options, Warrants, Convertible Securities

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

On September 25, 2008, we granted 800,000 options to Ray Lopez, CFO, under PTN, Inc. 2008 Stock Incentive Plan to purchase up to 800,000 of our restricted common stock at $0.50 per share. The options will vest in equal amounts of 160,000 and stage over the next 60 months. All options not exercised by the expiration date are forfeited.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,050,000	$0.50	1,200,000
Equity compensation plans not approved by security holders
Total	1,050,000	$0.50	1,200,000

Description of PTN 2008 Stock Incentive Plan

The PTN 2008 Stock Incentive Plan is intended to secure for the Company and its Affiliates the benefits arising from ownership of the Company's Common Stock by the Employees, Officers, Directors, Consultants of the Company and its Affiliates, all of whom are and will be responsible for the Company's future growth.  The Plan is designed to help attract and retain for the Company and its Affiliates personnel of superior ability for positions of exceptional responsibility, to reward Employees, Officers, Directors and Consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its Affiliates.

Awards under the Plan may be made to an Eligible Person in the form of (i) Nonqualified Stock Options; (ii) Restricted Stock; (iii) Stock Awards; (iv) Performance Shares; or (v) any combination of the foregoing.

The maximum aggregate number of shares of Common Stock which may be issued pursuant to Awards under the Plan shall be One Million Two Hundred Thousand (1,200,000) shares.

Stock Options

The Board, in its sole discretion, may from time to time on or after the Effective Date grant Nonqualified Stock Options to Eligible Persons, subject to the provisions of this Article IV and Articles III and V and subject to the following conditions:

(a) Nonqualified Stock Options may be granted to any Eligible Person, each of whom may be granted one or more of such Nonqualified Stock Options, at such time or times determined by the Board.

(b) The Option Price per share of Common Stock for a Nonqualified Stock Option shall be set in the Award Agreement and may be less than one hundred percent (100%) of the Fair Market Value of the Common Stock at the Grant Date; provided, however, that the exercise price of each Nonqualified Stock Option granted under the Plan shall in no event be less than the par value per share of the Company’s Common Stock.

(c) A Nonqualified Stock Option may be exercised in full or in part from time to time within the Option Period specified by the Board and set forth in the Award Agreement; provided, however, that, in any event, the Nonqualified Stock Option shall lapse and cease to be exercisable upon a Termination of Service or within such period following a Termination of Service as shall have been determined by the Board and set forth in the related Award Agreement.

Restricted Stock

The Board, in its sole discretion, may from time to time on or after the Effective Date award shares of Restricted Stock to Eligible Persons as a reward for past service and an incentive for the performance of future services that will contribute materially to the successful operation of the Company an its Affiliates, subject to the terms and conditions set forth in this Article VI.

The Board shall determine the terms and conditions of any Award of Restricted Stock, which Shall be set forth in the related Award Agreement, including without limitation:

(a) the purchase price, if any, to be paid for such Restricted Stock, which may be zero, subject to such minimum consideration as may be required by applicable law;

(b) the duration of the Restriction Period or Restriction Periods with respect to such Restricted Stock and whether any events may accelerate or delay the end of such Restriction Period(s);

(c) the circumstances upon which the restrictions or limitations shall lapse, and whether such restrictions or limitations shall lapse as to all shares of Restricted Stock at the end of the Restriction Period or as to a portion of the shares of Restricted Stock in one or more installments during the Restriction Period by means of one or more vesting schedules;

(d) whether such Restricted Stock is subject to repurchase by the Company or to a right of first refusal at a predetermined price or if the Restricted Stock may be forfeited entirely under certain conditions;

(e) whether any performance goals may apply to a Restriction Period to shorten or lengthen such period; and

(f) whether dividends and other distributions with respect to such Restricted Stock are to be paid currently to the Participant or withheld by the Company for the account of the Participant.

Administration of the Incentive Plan

The Plan shall be administered by the Board of Directors of the Company.  The Board shall have the exclusive right to interpret and construe the Plan, to select the Eligible Persons who shall receive an Award, and to act in all matters pertaining to the grant of an Award and the determination and interpretation of the provisions of the related Award Agreement, including, without limitation, the determination of the number of shares subject to Stock Options and the Option Period(s) and Option Price(s) thereof, the number of shares of Restricted Stock or shares subject to Stock Awards or Performance Shares subject to an Award, the vesting periods (if any) and the form, terms, conditions and duration of each Award, and any amendment thereof consistent with the provisions of the Plan.  The Board may adopt, establish, amend and rescind such rules, regulations and procedures as it may deem appropriate for the proper administration of the Plan, make all other determinations which are, in the Board’s judgment, necessary or desirable for the proper administration of the Plan, amend the Plan or a Stock Award as provided in the Plan, and terminate or suspend the Plan as provided in the Plan.  All acts, determinations and decisions of the Board made or taken pursuant to the Plan or with respect to any questions arising in connection with the administration and interpretation of the Plan or any Award Agreement, including the severability of any and all of the provisions thereof, shall be conclusive, final and binding upon all persons.

Amendments

The Board of Directors at any time and from time to time may amend or terminate the Plan as may be necessary or desirable to implement or discontinue the Plan or any provision hereof.  No amendment to or discontinuance of the Plan or any provision hereof by the Board of Directors or the shareholders of the Company shall, without the written consent of the Participant, adversely affect (in the sole discretion of the Board) any Award theretofore granted to such Participant under this Plan; provided, however, that any Award is annulled and voided and no shares shall be issued under any Award if the Participant’s relationship with the Company is terminated for any reason as determined by the Board or if the Participant terminates employment or other relationship for any reason prior to the Vesting Date of any shares under an Award or the Exercise Date for any unexercised Option.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2009, Pro Travel Network, Inc. issued 783,805 shares to thirty third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $154,854, 1,105,000 shares to executive officers of Pro Travel Network, for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $331,500, and 115,000 shares of common stock to twelve (12) employees based on a two year plus vesting with the company valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $34,500.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

	None of these issuances involved underwriters, underwriting discounts or commissions.
	Restrictive legends were and will be placed on all certificates issued as described above.
	The distribution did not involve general solicitation or advertising.
	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

Item 6.  Selected Consolidated Financial Data

Not required.

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

Overview

We currently support approximately 4500 independent travel agents and over 1200 Independent Representatives throughout North America.

The most major goal towards achieving our business objectives over the next year is our goal of having 100% of our agents booking travel.  This is an ambitious goal that may be impossible to attain as many prospective agents or would be agents do not fully work the program.  However, we continue to upgrade our training and mentoring programs in pursuit of this goal.  Also, continuing operations will always focus on ways to increase our marketing sales force, which by definition will produce more sales of our ITAP and RTAP products which should produce more travel sales to ultimate consumers of travel.  Pro Travel Network retains approximately 20-25% of the commission derived from bookings by our ITA (purchasers of our ITAP and RTAP).

The economic downturn has had a significant effect on our operations over the past year and we expect that it will continue to be a significant factor going forward.  Most notably was the reduction in our investments as unrealized and realized losses, due to the severe contraction in stock prices across the board.  Lower sales and the resulting reduction in revenues was also a serious issue that we attribute to the recession gaining in intensity.

We continue to believe that we must cut additional costs.  While we have reduced expenses significantly through several strong cost-cutting measures, including but not limited to layoffs and bonus and salary reductions, we are looking at possibly closing one or more of our non performing Canadian offices in order to shift our resources where productivity is still vigorous and where we believe we can quickly achieve profitability, namely the new Pro Travel Retail Division. While Pro Travel Network is now leaner, we believe we must be leaner still, as the results the negative economy on our financial situation will take some time to correct, and will still be a major factor working against profitability and revenue growth in the coming months.  However, we believe that should we have to make additional cuts, they would be sufficient, combined with previously made and on-going significant marketing adjustments, to carry us through 2010.

We continue to book travel a satisfactory pace throughout our US office and Toronto offices, and expect that as the economy rebounds, and our enhanced focus on cost cutting and strong marketing push, that we should see profitability by 1st fiscal quarter of 2010, although continuing economic uncertainty could cause us to miss this goal.

Pro Travel Retail

We initiated an expansion into Australia on December 19, 2008 with our acquisition of KG & S Pty. Ltd.  KG & S Pty, Ltd. has operated its travel business for nearly 20 years and is among the leading online travel agencies in the Melbourne area. This acquisition brings incremental value to the Company and will immediately increase our customer base along with giving the Company immediate access to already established relationships with all major hotels, airlines and car rentals within the greater Australian area. The Australian market is strategic in the Company’s long term business plans and will allow the Company to expand services to customers in the Australian market.  However, to date we have not launched the Pro Travel network opportunity due to our decision that economic forces were not in our favor.  Our CEO just recently visited Australia to begin the ground work for a proposed 2010 launch.

The Australian market is large part of our strategic plans for the growth of the Company. We have had a successful track record in business and our experience from our Canadian expansion has served us well and makes us confident in the international markets. Not only do we believe Australia is an important part of our expansion, but it also serves as the perfect launch pad to capture the lucrative Asia-Pacific travel market in the future.

As described below in “Liquidity and Capital Resources,” we believe we will be able to launch our expansion in Australia without any need to obtain additional financing.  However, we may delay our expansion into Australia until 2010

Critical Accounting Estimates

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

Security Deposits

Security deposits represent operating lease deposits and amounts on deposit with credit card payment processing services that serve as collateral in case we were to cease operations or experience significant chargebacks from customers. Management has provided an allowance for unrecoverable deposits based on its estimate of collectability in the amount of $35,353 as of June 30, 2009 (See the section entitled “Legal Proceedings,” below)

Goodwill

Goodwill is the excess of the fair values of tangible and identifiable intangible assets acquired over liabilities assumed.  The amount recognized as Goodwill includes acquired intangible assets for which fair values could not be determined.  Goodwill is not amortized, but is tested for impairment at least annually

Results of Operations

Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

For the year ended June 30, 2009, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 59%, Travel Commissions – 36% and National Events – 5%.  For the year ended June 30, 2008, total revenues broke down as follows: Independent Travel Agent Program or ITAP sales – 71%, Travel Commissions – 24% and National Events – 5%.  We had total revenues of $5,438,297 for the year ended June 30, 2009, which is a decrease of $4,173,776, or 43%, below our total revenues for the year ended June 30, 2008, which was $9,612,073. The decrease in total sales was due to a decrease of $3,676,808 in Independent Travel Agent Program or ITAP sales, a decrease of $221,126 in National Events revenue and a decrease of $275,842 in Travel Commissions revenue. The decrease in ITAP sales was due to the decrease in signing up of new agents due to declining economic conditions.

Our cost of sales decreased $3,287,626, or 53%, to $2,922,609 for the year ended June 30, 2009, as compared to cost of sales of $6,210,235 for the fiscal year ended June 30, 2008.  The decrease in total cost of sales was due to a decrease of $2,954,792 in Independent Travel Agent Program or ITAP sales, a decrease of $237,767 in National Events cost and a decrease of $95,067 in Travel Commissions. Our cost of sales decreased as a direct result of lower sales of our products offset by reduction in sales bonuses during the year ended June 30, 2009.

We had gross profit of $2,515,688 for the year ended June 30, 2009, which was a decrease of $886,150, or 26%, when compared to our gross profit for the year ended June 30, 2008, which was $3,401,838. Our decrease in gross profit was primarily attributable to the decrease in signing up of new agents due to declining economic conditions.

Operating expenses increased $260,245, or 8%, to $3,435,593 for the year ended June 30, 2009, as compared to total operating expenses of $3,175,348 for the year ended June 30, 2008. The increase in total operating expenses was mainly due to an increase in compensation expense and professional and consulting fees offset by a decrease in general and administrative expenses. Compensation expense increased $366,995 to $2,246,639 for the year ended June 30, 2009, as compared to compensation expense of $1,879,644 for the year ended June 30, 2008.  The increase in compensation expense was as follows:

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

Professional and consulting fees increased $227,280 to $406,830 for the year ended June 30, 2009, as compared to professional and consulting fees of $179,550 for the year ended June 30, 2008.  The increase in professional and consulting fees was primarily due to the issuance of warrants resulting in an expense to the company of $70,725 along with 783,805 shares of common stock issued for services resulting in an expense to the company of $154,070. Depreciation expense increased $7,236 to $23,048 for the year ended June 30, 2009, as compared to depreciation expense of $15,812 for the year ended June 30, 2008.  Impairment expense increased to $65,000 for the year ended June 30, 2009, as compared to none for the year ended June 30, 2008. General and administrative expenses decreased $406,266 to $694,076 for the year ended June 30, 2009, as compared to general and administrative expenses of $1,100,342 for the year ended June 30, 2008. The decrease in general and administrative expenses was primarily attributable to the decrease in office expense and travel resulting from the expansion of our US and Canadian operations in 2008 and merchant fees associated with the decrease in overall sales.

Other income and expenses included a decrease in net interest income of $8,753, to $15,689 for the year ended June 30, 2009, as compared to net interest income of $24,442 for the year ended June 30, 2008, along with a loss on sale of investments of $133,057 for the year ended June 30, 2009, compared to gain on sale of investments of $8,243 for the year ended June 30, 2008, and a gain on foreign currency of $16,784 for the year ended June 30, 2009, compared to a gain on foreign currency of $2,111 for the year ended June 30, 2008.

We had a net loss applicable to common stock of $1,020,489 for the year ended June 30, 2009, as compared to net income applicable to common stock of $261,286 for the year ended June 30, 2008. The increase in net loss applicable to common stock was primarily attributable to the issuance of 2,003,805 shares of common stock for services along with the issuance of options/warrants resulting in a non-cash expense to the company of $616,175 and a decrease in signing up of new agents due to declining economic conditions along with the increase in our corporate and Canadian staffs.

We had other comprehensive loss for the year ended June 30, 2009, consisting of unrealized loss on investments of $127,171 resulting from market to market adjustment of stock owned by the Company at June 30, 2009 compared to an unrealized loss on investment of $75,647 for the year ended June 30, 2008.

Our comprehensive loss was $1,147,660 for the year ended June 30, 2009, as compared to comprehensive income of $185,639 for the year ended June 30, 2008. The increase in comprehensive loss of $1,333,299 for the year ended June 30, 2009 was primarily attributable to the increase in unrealized loss on investments of $127,171 and issuance of 2,003,805 shares of common stock for services along with the issuance of options/warrants resulting in a non-cash expense to the company of $616,175 and a decrease in signing up of new agents due to declining economic conditions along with the increase in our corporate and Canadian staffs.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $542,495 consisting of cash and cash equivalents of $164,703, accounts receivable of $12,026, inventory of $9,950, and investments of $355,816.

We had total current liabilities of $449,162 consisting of accounts payable of $70,571, accrued expenses of $337,961 and deferred revenue of $40,630. We have no long-term debt.  Accrued expenses consisted of accrued employees salaries and benefits of $105,539, other expenses of $39,835 and commissions and rewards owed our representatives in the amount of $192,587, of which approximately $33,645 was the estimated full potential value of PTN Reward Points owed Agents and Managers and the reminder was primarily commissions held for payment at the end of every two weeks.

We had working capital of $93,333 as of June 30, 2009 and $657,530 as of June 30, 2008.  This is a decrease of $564,197 and due to a decrease in the value of our investments.

During the year ended June 30, 2009, net cash decreased by $203,501 consisting of $117,797 used in operating activities, and $72,617 used in investing activities.

Net cash used in operating activities during the year ended June 30, 2009, consisted of a net loss from operations of $1,020,489, adjustment for impairment in  investment of $65,000, adjustments for depreciation and amortization of $23,048 along with share-based compensation of $616,175, an increase in accounts receivable of $11,165, an increase in accounts payable and accrued expenses of $131,377, a decrease in prepaid expenses and other current assets of $16,214 and a decrease in inventory of $7,814 which were offset by a decrease in deferred revenue of $117,241, and  an adjustment for gain on sale of investments of $171,470.

Net cash used in investing activities during the year ended June 30, 2009, consisted of property and equipment purchases of $14,450, investments purchases of $309,577 and business acquisition of $41,743 which were offset by sale of investments of $292,722 and a decrease in deposits of $431.

PTN’s plan of operations for the coming fiscal year is to take the steps necessary to maximize its operating ability in the current recessionary economy. The downturn has had a significant effect on our earnings, we had a net loss from comprehensive operations for the year ended June 30, 2009 of $1,147,660, and cash used in operations, we had a net utilization of cash applied to operations for the year ended June 30, 2009 of $117,797, and has had a significant impact on our working capital. However, management believes that it has sufficient liquid assets, unrealized commission income from future travel bookings and other sources of working capital to continue operations for the foreseeable future and avoid any adjustments to the carrying value of our assets or liabilities that may be required if we were unable to continue to operate.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as changes in foreign currency exchange rates.  A discussion of this is presented below.

Exchange Rate

Although we maintain our books and records in U. S. Dollars, we have offices that operate in both Canada and Australia.  The exchange rate between the U.S. Dollar and the Canadian Dollar and also the exchange rate between the U.S. Dollar and the Australia Dollar is subject to the foreign exchange quotation regulated by the Securities and Exchange Commission.  Results of operations and cash flows are translated at average exchange rates during the period, as well as assets and liabilities.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar are included in the results of operations.  Gains and losses from foreign currency transactions are also included in the results of operations.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PTN, Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of PTN, Inc. and subsidiary as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of PTN, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. PTN is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of PTN’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated financial position of PTN, Inc. and subsidiary as of June 30, 2009 and 2008, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 8, 2009

PTN, INC.
(Formerly Pro Travel Network, Inc.)
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,703	$368,204
Accounts receivable	12,026	861
Inventory	9,950	17,764
Investments in marketable securities	355,816	689,513
Prepaid expenses	-	16,214

Total current assets	542,495	1,092,556

PROPERTY and EQUIPMENT, net	101,305	106,362

OTHER ASSETS
Security deposits, net of allowance of $35,353	121,929	122,360
Intangible assets-goodwill	38,201	-

	160,130	122,360

TOTAL ASSETS	$803,930	$1,321,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$70,571	$7,366
Accrued expenses	337,961	269,789
Deferred national event revenue	40,630	157,871

Total current liabilities	449,162	435,026

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 27,889,145 and 25,885,340 shares issued and outstanding	27,889	25,885
Additional paid-in-capital	3,619,947	3,005,775
Accumulated deficit	(3,068,314)	(2,047,825)
Accumulated other comprehensive loss	(224,754)	(97,583)

Total shareholders’ equity	354,768	886,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$803,930	$1,321,278

The accompanying notes are an integral part of the financial statements.

PTN, INC.
(Formerly Pro Travel Network, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2009	2008
REVENUE
Travel agent products	$2,921,340	$6,861,163
Travel sales	263,016	-
National events	290,850	511,977
Commissions	1,963,091	2,238,933
Total revenues	5,438,297	9,612,073

COST OF REVENUES
Travel agent products	1,083,237	4,278,700
Travel sales	240,671	-
National events	276,755	514,522
Commissions	1,321,946	1,417,013
Total cost of revenues	2,922,609	6,210,235
Gross profit	2,515,688	3,401,838

OPERATING EXPENSES
Compensation expense	2,246,639	1,879,644
Professional and consulting fees	406,830	179,550
General and administrative expenses	694,076	1,100,342
Depreciation expense	23,048	15,812
Impairment expense	65,000	-
Total operating expenses	3,435,593	3,175,348
Income (loss) from operations	(919,905)	226,490

OTHER INCOME (EXPENSE)
Interest income, net	15,689	24,442
Gain (loss) on sale of investments	(133,057)	8,243
Gain on foreign currency	16,784	2,111

Net income (loss) applicable to common stock	(1,020,489)	261,286

Unrealized loss on investments	(127,171)	(75,647)

Comprehensive income (loss)	$(1,147,660)	$185,639

Basic and Diluted Per Common Share Data
Basic and diluted net income (loss) per share	$(0.04)	$0.01

Weighted average shares outstanding-basic	27,306,359	25,731,310
Weighted average shares outstanding-fully diluted	27,306,359	25,931,310

The accompanying notes are an integral part of the financial statements.

PTN, INC.
(Formerly Pro Travel Network, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2009 and 2008

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total
Balances, June 30, 2007	25,680,340	$25,680	$2,919,977		$(2,309,111)	$(21,936)	$614,610

Stock issued for:
Services	205,000	205	73,595		-		73,800

Option expense			12,203				12,203

Unrealized loss on investments						(75,647)	(75,647)

Net Income applicable to common stock					261,286		261,286

Balances, June 30, 2008	25,885,340	$25,885	$3,005,775		$(2,047,825)	$(97,583)	$886,252

Stock issued for:
Services	2,003,805	2,004	518,850				520,854

Warrant/Option expense			95,322				95,322

Unrealized loss on investments						(127,171)	(127,171)

Net Loss applicable to common stock					(1,020,489)		(1,020,489)

Balances, June 30, 2009	27,889,145	$27,889	$3,619,947	$	(3,068,314)	$(224,754)	$354,768

The accompanying notes are an integral part of the financial statements.

PTN, INC.
(Formerly Pro Travel Network, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income (loss) applicable to common stock	$(1,020,489)	$261,286

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment in investment	65,000	-
Share-based compensation	616,175	86,003
Gain on sale of investments	171,470	(8,243)
Depreciation and amortization	23,048	15,812
Changes in assets and liabilities:
Accounts receivable	(11,165)	1,944
Inventory	7,814	332
Prepaid expenses and other current assets	16,214	9,844
Accounts payable and accrued expenses	131,377	(55,721)
Deferred revenue	(117,241)	152,630

Net cash provided by (used in) operating activities	(117,797)	463,887

Cash flows from investing activities
Purchase of property and equipment	(14,450)	(46,284)
Purchase of investments	(309,577)	(457,361)
Proceed from sale of investments	292,722	42,307
Net cash paid on acquisition of KG&S Pty, Ltd.	(41,743)	-
Deposits	431	(1,182)
Net cash flows used in investing activities:	(72,617)	(462,520)

Effect of exchange rate changes on cash	(13,087)	-

Net increase (decrease) in cash and cash equivalents	(203,501)	1,367

Cash and cash equivalents
Beginning of period	368,204	366,837

End of period	$164,703	$368,204

Supplemental Disclosures
Cash Paid During the Year for:	$-	$-
Interest	-	-
Income taxes

Non-Cash Investing Activities:	$(127,171)	$(75,647)
Unrealized loss on investment
The accompanying notes are an integral part of the financial statement

PTN, INC.
(Formerly Pro Travel Network, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE A – THE COMPANY

Nature of Business and Plan of Operations

PTN, Inc. (formerly Pro Travel Network, Inc.) is a Nevada corporation that was incorporated on October 23, 2003.  The Company was initially named PTN Investment Group, Inc. and up through May 2005 was doing business as Pro Travel Network.  In May 2005, the Company amended its Articles of Incorporation and changed its name to Pro Travel Network.  In May 2009, the Company changed its name to PTN, Inc.

On December 19, 2008, PTN completed its acquisition of 100% of the common stock of KG & S Pty, Ltd., an Australian company which will form the basis of PTN’s retail operations.

PTN serves the travel industry by providing tools, support systems, and comprehensive training for its extensive network of independent, home-based travel agents throughout North America.

PTN’s plan of operations for the coming fiscal year is to take the steps necessary to maximize its operating ability in the current recessionary economy. The downturn has had a significant effect on our earnings, we had a net loss from comprehensive operations for the year ended June 30, 2009 of $1,147,660, and cash used in operations, we had a net utilization of cash applied to operations for the year ended June 30, 2009 of $117,797, and has had a significant impact on our working capital. However, management believes that it has sufficient liquid assets, unrealized commission income from future travel bookings and other sources of working capital to continue operations for the foreseeable future and avoid any adjustments to the carrying value of our assets or liabilities that may be required if we were unable to continue to operate.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

PTN's consolidated financial statements include the accounts of PTN and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

PTN considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Foreign Currency Translation

PTN’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising from this translation is included in the statement of operations.

Credit Risk

PTN is subject to credit risk relative to its trade receivables.  However, credit risk with respect to trade receivables is minimized due to the nature of its customer base and the geographic dispersion of such customers.  The Company estimates losses for uncollectible trade receivables based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.  For the years ended June 30, 2009 and 2008, respectively, the Company had determined that no allowance for doubtful accounts is necessary.

There are no cash balances that exceed FDIC insurance protection levels at June 30, 2009.

Inventories

Inventories consist primarily of training aids provided to travel agents who register in our Independent Travel Agent Program and other promotional products and are valued at the lower of cost (determined using an average cost method) or market.  PTN records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated market value based on assumptions about future market demand and market conditions.  For the years ended June 30, 2009 and 2008, respectively, the Company had determined that no obsolete or slow-moving inventory valuation is necessary.

Investments in Marketable Securities

PTN classifies its investments as held-to-maturity or available-for sale based upon the nature of the investment.  Held-to-maturity investments primarily consist of certificates of deposit.  Earnings on held-to-maturity investments are reflected as a component of net income or loss.  Available-for-sale securities are primarily marketable equity securities which are reported at estimated fair market value with unrealized gains and losses included in other comprehensive income or loss net of applicable deferred income taxes.  Realized gains and losses on sales are recognized in comprehensive in come on the specific identification basis.  The estimated fair values of investments are based on quoted market prices or dealer quotes.

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

Investments in Closely-Held Business

PTN has made an equity investment in a privately held company. The accounting treatment of that investment is dependent upon a number of factors, including, primarily, the Company's ability to exercise significant influence over the operating and financial policies of the investee. Since the Company has no ability to exercise significant influence over the operating and financial policies of the investee, the cost method has been used to account for this investment. PTN has classified this investment as non-current as it is not readily marketable.

Additionally PTN periodically evaluates this investment to determine if the carrying value should be impaired.

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

Depreciation and amortization expense related to property and equipment was approximately $23,048 and $15,812 for the years ended June 30, 2009 and 2008 respectively.

Revenue Recognition

PTN recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sale price is fixed and determinable and collectability is reasonably assured.  The Company’s primary sources of revenue are discussed below.

Travel Agent Products

PTN’s revenue from sales of travel agent products relate to sales of its independent travel agent packages and sales of its representative trainer program license (“RT License”).  Purchasers of the ITA Kit receive everything they need to start their own travel agency and become an independent travel agent.  Purchasers of the RT License gain access to the network marketing side of the Company’s business.  All proceeds received from participants and expenses generated are recognized in the period of purchase for proper matching of revenue and expense.  It represents a one-time sale and is the property of the consumer from that point on whether they choose to book through the PTN system or not.

National Event Services

National event services revenues relate to special promotional training events PTN organizes for purchasers of its travel agent products that are held three to four times a year at resort destination locations.  These are training events designed to give PTN’s independent travel agents the opportunity to enhance their skills by learning new and innovative ways to maximize the earnings potential of their recently acquired travel agent products.  Since these trainings events occur at a specific point in time, all proceeds received from participants and expenditures paid to the resort vendors are deferred and recognized in the period in which the event occurs.  PTN evaluates the proceeds received from participants relative to non-refundable event expenditures that it has made on a monthly basis to assess expected profitability.  At such times PTN makes a determination that it is probable that it will not realize participant bookings sufficient to cover its non-refundable event expenditures PTN recognizes a charge equal to the anticipated deficiency.

Commission Revenue

PTN has negotiated arrangements with many travel industry vendors (e.g., hotels, vacation resorts and cruise lines) (“Preferred Suppliers”) that provide the Company the opportunity to earn a commission when one of its independent travel agents makes a booking with one of the Preferred Suppliers.  At the time PTN sells one of its ITA packages, it also enters into an agreement with the independent travel agent wherein the independent travel agent agrees that it will earn a percentage (typically 70%) of any commissions generated from bookings with Preferred Suppliers.  As the host travel agency, PTN receives the commission payment directly from the Preferred Supplier.  Upon receipt of the commission from the Preferred Supplier, PTN recognizes revenue equal to the gross commission received and recognizes an expense equal to the percentage of the commission due the independent travel agent.

Allowance for Cancellations and Returns

PTN provides an allowance for cancellations and returns of travel agent products based on historical experience.  Cancellations and returns are applied to the allowance when realized.  No allowance was considered necessary as of June 30, 2009 and 2008.

Income Taxes

PTN recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  PTN recognizes deferred tax assets if it is more likely than not that the assets will be realized in future years.

Stock-Based Compensation

From time to time, PTN issues shares of common stock to its directors, certain employees and non-employee service providers.  PTN recognizes the estimated fair value of those shares at the date of grant and amortizes such amount to compensation expense ratably over the vesting period of each grant.  In those instances where the award is immediately vested, PTN recognizes a charge for stock based compensation on the grant date.

PTN follows the criteria in EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" to determine the measurement date for transactions with non-employees for which the measure of goods acquired or services received is based on the fair value of the equity instruments issued.

New Accounting Standards

In April 2008, the FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("SFAS 142-3"). This statement revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The goal of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS 142-3 to have a material impact on its financial statements.

In July 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The levels of authority of the accounting principles available for the preparation of financial statements were previously issued by the American Institute of Certified Public Accountants. The FASB decided that accounting principles applicable to GAAP should be adopted as a FASB Statement. SFAS 162 does not set an effective date. It will become effective 60 days following approval by the Securities and Exchange Commission of amendments made by the Public Accounting Oversight Board to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Effects of applying the provisions of SFAS 162 must be reported as changes in accounting principle in accordance with SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). A company must follow the disclosure requirements of SFAS 154 and additionally disclose the accounting principles that were used before and after the application of the provisions of SFAS 162 and the reasons why applying this Statement resulted in a change in accounting principle. The Company does not expect SFAS 162 to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management does not expect the adoption of SFAS 165 to impact the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" given that once in effect, the Codification will carry the same level of authority. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statement.

Net Income per Common Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares.  Dilutive potential common shares consist of stock options, stock warrants, and Redeemable Convertible Preferred Stock and are calculated using the treasury stock method.  As of June 30, 2009, the potentially dilutive instruments were excluded because they would be anti-dilutive.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. The business acquired was KG&S Pty, Ltd. in December 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of June 30, 2009, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year, if any.

NOTE C — INVESTMENTS IN MARKETABLE SECURITIES

The aggregate amortized cost, cumulative unrealized gains and losses, and estimated fair value, available for sales securities by major type at June 30, 2009 and  2008, is as follows:

2009
Description	Cost	Cumulative Unrealized Losses	Estimated Fair Value

Held-to-maturity

Certificates of Deposit	$45,463	$-	$45,463

Available-for-sale

Corporate equity investments	534,520	224,167	310,353

Total	$579,983	$224,167	$355,816

2008
Description	Cost	Cumulative Unrealized Losses	Estimated Fair Value

Held-to-maturity

Certificates of Deposit	$270,388	$-	$270,388

Available-for-sale

Corporate equity investments	516,121	96,996	419,125

Total	$786,509	$96,996	$689,513

The certificates of deposit as of June 30, 2009 in the amount of $45,463 mature on May 10, 2010.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at June 30, 2009 Using
	Level 1	Level 2	Level 3	Total

Assets (Liabilities):	$355,816	$-	$-	$355,816
Derivative liabilities	$-	$-	$-	$-

Total	$355,816	$-	$-	$355,816

NOTE D — INVESTMENTS IN CLOSELY HELD BUSINESS

PTN made an investment of $65,000 for 100,000 shares of a closely held private company named State CE, Inc. on July 15, 2008. State CE, Inc. is an internet based provider of continuing education services. PTN evaluated this investment as of June 30, 2009 and has determined that the carrying value should be impaired to zero.

NOTE E — PROPERTY & EQUIPMENT

Property & equipment as of June 30, 2009 and 2008, consists of the following:

Description	June 30, 2009	June 30, 2008
Furniture and fixtures	$65,783	$49,061
Equipment	108,985	96,916
Websites/Software	29,824	29,824
Total	204,592	175,801
Less: Accumulated Depreciation	(103,287)	(69,439)
Property and equipment, net	$101,305	$106,362

Depreciation and amortization expense related to property and equipment was approximately $23,048 and $15,812 for the years ended June 30, 2009 and 2008, respectively.

NOTE F — COMMON STOCK

PTN 2008 Stock Incentive Plan

PTN adopted the PTN 2008 Stock Incentive Plan on September 26, 2008. The Plan is intended to secure for the Company and its Affiliates the benefits arising from ownership of the Company's Common Stock by the Employees, Officers, Directors, Consultants of the Company and its Affiliates, all of whom are and will be responsible for the Company's future growth.  The Plan is designed to help attract and retain for the Company and its Affiliates personnel of superior ability for positions of exceptional responsibility, to reward Employees, Officers, Directors and Consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its Affiliates.

Awards under the Plan may be made to an Eligible Person in the form of (i) Nonqualified Stock Options; (ii) Restricted Stock; (iii) Stock Awards; (iv) Performance Shares; or (v) any combination of the foregoing.

The maximum aggregate number of shares of Common Stock which may be issued pursuant to Awards under the Plan shall be One Million Two Hundred Thousand (1,200,000) shares.

Issuances for Services

On September 3, 2008, PTN issued 51,429 shares of common stock to a consultant for services rendered valued at $18,000 based upon a closing price of $0.35 on that date.

On September 25, 2008, PTN issued 1,220,000 shares of common stock to employees for services rendered valued at $366,000 based upon a closing price of $0.30 on that date.

On September 25, 2008, PTN issued 95,000 shares of common stock to consultants for services rendered valued at $28,500 based upon a closing price of $0.30 on that date.

On November 26, 2008, PTN issued 637,376 shares of common stock to consultants for services renders valued at $108,354 based upon a closing price of $0.17 on that date.

NOTE G — STOCK OPTIONS/WARRANTS

On June 04, 2008, we entered into a consulting agreement with AGORACOM. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to AGORACOM 250,000 warrants to purchase up to 250,000 of our restricted common stock at $0.50 per share ; and (ii) AGORACOM shall perform such consulting services involving general business matters and other business consulting as mutually agreed upon. Cost for the 250,000 warrants issued to AGORACOM for consulting services amounted to $82,928, with $12,203 recognized in the financial statements for the year ended June 30, 2008 and $70,725 recognized in the financial statements for the year ended June 30, 2009. The warrants qualify as “plain vanilla” warrants under the provisions of Staff Accounting Bulletin No. 107 and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107. The weighted average fair value of the options issued was $0.15. Variables used in the Black Scholes option pricing model includes (i) 2.14% risk-free interest rate (ii) expected life of eighteen four months  (iii) expected volatility of 167% and (iv) zero expected dividends.

On September 25, 2008, we granted 800,000 options to Ray Lopez, CFO, under PTN, Inc. 2008 Stock Incentive Plan to purchase up to 800,000 of our restricted common stock at $0.50 per share. The options will vest in equal amounts of 160,000 and stage over the next 60 months. All options not exercised by the expiration date are forfeited. Compensation cost for the 800,000 options issued to Ray Lopez amounted to $117,750, with $24,598 recognized in the financial statements for the year ended June 30, 2009 with the balance of $93,152 to be recognized over the period July 1, 2009 through December 24, 2014. The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107. The weighted average fair value of the options issued was $0.15. Variables used in the Black Scholes option pricing model includes (i) 1.97% risk-free interest rate (ii) expected life of twelve months  (iii) expected volatility of 162% and (iv) zero expected dividends.

Summary information regarding options/warrants is as follows:
			Weighted Average
		Options/Warrants	Share Price
Outstanding at June 30, 2007		1,000,000	$0.46
Issued	(a)	250,000	0.50
Exercised		-	-
Forfeited		(1,000,000)	.46
Outstanding at June 30, 2008		250,000	$0.50
Issued	(b)	800,000	0.50
Exercised		-	-
Forfeited		-	-
Outstanding at June 30, 2009		1,050,000	$0.50

(a)
The weighted average fair value of the options issued was $0.33. Variables used in the Black Scholes warrant pricing model includes (i) 2.1% risk-free interest rate (ii) expected life of six months (iii) expected volatility of 167% and (iv) zero expected dividends.

(b)
The weighted average fair value of the options issued was $0.15. Variables used in the Black Scholes warrant pricing model includes (i) 2.0% risk-free interest rate (ii) expected life of six months (iii) expected volatility of 164% and (iv) zero expected dividends.

At June 30, 2009, the exercise price of the options and warrants outstanding was $.50.  At June 30, 2009, the weighted average remaining contractual life of the options was 3.45 years and the weighted average remaining contractual life of the warrants was .96 years.  At June 30, 2008, there were no options outstanding.  At June 30, 2008, the exercise price of the warrants outstanding was $.50.  At June 30, 2008, the weighted average remaining contractual life of the warrants was .96 years.  The options and warrants outstanding had no intrinsic value at June 30, 2009 or June 30, 2008.

Options/Warrants outstanding and exercisable as of  June 30, 2009:

	Outstanding		Exercisable
	Number of	Remaining	Number
Exercise Price	Options/Warrants	Life	of Shares

$0.50	310,000	1 year	310,000
$0.50	160,000	2 year	160,000
$0.50	160,000	3 year	160,000
$0.50	160,000	4 year	160,000
$0.50	160,000	5 year	160,000
$0.50	50,000	1 year	50,000
$0.50	50,000	1 year	50,000
	1,050,000		1,050,000

NOTE H – NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing the net income applicable to common shares by the weighted-average number of common shares outstanding during the period. Fully diluted net income per common share is calculated by dividing the net income applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. The weighted average common shares and common stock equivalents for both basic and fully diluted earnings per share calculations at June 30, 2009 and 2008 are as follows:

	June 30,
Description	2009	2008

Weighted-average shares used to compute basic net income per common share	27,306,359	25,731,310
Securities convertible into shares of common stock used in calculation of common stock equivalents for fully diluted EPS:
Stock options/warrants	-	200,000
Weighted-average shares used to compute diluted net income per common share	27,306,359	25,931,310

Common stock equivalents for the year ended June 30, 2009 were not used in calculating fully diluted earnings per share as the effect would be anti-dilutive.

NOTE I – COMMITMENTS AND CONTINGENCIES

On October 5th, 2008, a lawsuit was filed against PTN by a recently dismissed employee.  The lawsuit alleges that she was fired due to retaliation for filing a complaint of workplace harassment.  PTN vehemently denies any and all allegations as completely false and without merit.  It is remote that this lawsuit will settle in favor of the employee and, therefore, no contingency is recorded.

PTN leases office space under four non-cancelable operating leases. Rent expense was $158,806 and $143,939 for the years ended June 30, 2009 and 2008, respectively.

The lease on our primary operating facility was amended in April, 2007, and monthly rent was increased, effective July, 2007, to $9,072 per month. The amount of the increase was due to an additional 2,802 square feet bring our total office space to 6,059 square feet. All other terms remain the same.  On March 1, 2007, we moved one of our offices from London, Ontario Canada to Mississauga, Ontario Canada and leased 1,000 square feet of office space under a one year non-cancelable operating lease beginning in March 2007 for $1,243 per month. On February 20, 2008, we renewed our lease for two years beginning March 2008 with all terms remaining the same. On July 1, 2007, we leased 1,170 square feet of office space in St Jerome, Quebec Canada under a two year non-cancelable operating lease beginning in July 2007, for $1,029 per month. On April 28, 2008, we leased 911 square feet of office space in Surrey, British Columbia Canada under a three year non-cancelable operating lease beginning in July 2008 for $1,536 per month. On October 30, 2008, we leased a space in Mentone, Vic. Australia under a three year operating lease beginning in November 2008 for $1,300 per month.

The lease on our primary operating facility is an operating lease with escalating lease payments. In accordance with the provisions of SFAS No. 13, Accounting for Leases, rent expense is recognized on a straight line basis over the life of lease. Deferred rent was $34,410 and $11,302 at June 30, 2009 and 2008, respectively, and is included in accrued expenses in the accompanying balance sheets

Future minimum rental payments, by year and in aggregate under these leases are as follows.

Year Ending June 30,	Amount

2010	$152,846
2011	142,896
2012	114,063

$409,805

During the normal course of business, PTN may become involved in various claims and legal actions. Management of the Company establishes estimated liabilities for contingencies consistent with guidance prescribed in SFAS 5. Currently, Management believes the Company has no material exposure related to litigation or other loss contingencies and therefore no provision has been made for potential loss contingencies for the years ending June 30, 2009, and 2008, respectively.

NOTE J –ACQUISITION OF COMPANY

On December 19, 2008, PTN completed its acquisition of KG & S Pty, Ltd., an Australian company for a cash purchase price of $41,743. The assets we acquired consisted of furnishings and fittings. In connection with the acquisition, we assumed no liabilities. The acquisition cost was allocated to assets as follows:

Property and equipment, net	$3,542
Goodwill	38,201
$41,743

Goodwill is the excess of the fair values of tangible and identifiable intangible assets acquired over liabilities assumed.  The amount recognized as Goodwill includes acquired intangible assets for which fair values could not be determined.  Goodwill is not amortized, but is tested for impairment at least annually.

NOTE K –SECURITY DEPOSITS

Deposits are comprised of operating lease deposits of approximately $21,929 and $135,353 on deposit with two third-party credit card payment processing services that serve as collateral in case the Company ceased operations or experienced excessive charge backs with its customers.  Of the $135,353, approximately $35,353 relates to a credit card processing services that ceased operations prior to returning PTN’s deposit.  Although PTN is pursuing collection of this amount, it has provided an allowance for the entire balance.

NOTE L – ACCRUED EXPENSES

Accrued Expenses consist of the following at June 30, 2009 and 2008:
	June 30,
	2009	2008
Rep/travel commissions payable	$151,570	$26,539
PTN reward points payable	33,645	95,378
Accrued payroll and benefits	105,539	99,805
Other expenses	47,207	48,067
Total	$337,961	$269,789

NOTE M – DEFERRED NATIONAL EVENT REVENUE

Represents payments received in advance for National Events in the amount of $40,630 that are scheduled to take place in a future period.  Revenue will be recognized by PTN when this scheduled event takes place and expenses related to this event are incurred.

NOTE N – INCOME TAXES

Income taxes are not due since PTN has continued to operate at net loss since inception. PTN has deductible net operating losses of approximately $2,939,091 at June 30, 2009. These losses begin to expire in 2025. Components of deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	June 30,
	2009	2008
Deferred tax asset-net operating loss carry-forwards	$1,044,847	$650,319
Deferred tax liability-unrealized holding loss on investments	(78,664)	(34,154)
Valuation allowance	(966,183)	(616,165)
Net deferred tax asset	$-	$-

PTN has recorded a full valuation allowance against its deferred tax asset since it believes it is likely that such deferred tax asset will not be realized.

NOTE O – SUBSEQUENT EVENTS

PTN has evaluated subsequent events through October 1, 2009 which is the date the financial statements were issued.

On July 1, 2009, PTN completed its acquisition of Cruise Adventures, a sole proprietorship of Craig Mungary. The acquisition includes all of the identifiable assets of Cruise Adventures, but no liabilities, in exchange for a payment arrangement wherein:

•	PTN will pay Mungary the excess of cash collections of receivable existing at July 1, 2009 over expenses for that period.
•	PTN assumes all cost of operations after the date of acquisition in excess of collections and all expenses after the initial three month period.
•	PTN agrees to pay Craig Mungary with PTN common stock an amount equal to all money paid for operating expense and applied to pre-close collections during the payment period which ends October 1, 2009.

On July 1, 2009, the Company has an employment agreement with Craig Mungary, who will serve as VP of Retail Sales.  The agreement terminates on June 30, 2011 and states Mungary’s base salary of $72,000 up to June 30, 2010 and increase annually by 10%.  Mungary’s performance-based incentive compensation is 10% of actual received commission revenue only after the first $600,000 in revenue.

Mungary is also granted the option to purchase 200,000 common shares per year over the next five years at strike price of $0.20 with each tranche of shares vesting and expiring at the end of each annual period on June 30.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's “disclosure, controls and procedures”, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are not effective at providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.  The following material weaknesses were noted in the evaluation of our disclosure controls and procedures:

1) There are inadequate controls over the creation and posting of journal entries to ensure they are authorized, accurate, and complete.

2) Financial reporting controls are inadequate to ensure that the financial statements are free of material misstatement and disclosures are in accordance with generally accepted accounting principles.

These material weaknesses have been disclosed to our Board of Directors and PTN will implement compensating controls as resources become available.

Changes in Internal Control Over Financial Reporting

No change in the Company s internal control over financial reporting occurred during the year ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

Item 9B.  Other Information

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Paul Henderson	44	President, Chief Executive Officer and a Director
Raymond Lopez	44	Vice President and Chief Operating Officer
Frederick McIntosh	42	CFO/Controller
Douglas Singer	42	Director
James Estes	40	Director

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

Paul Henderson, President/Chief Executive Officer and a director

Mr. Henderson has been President, Chief Executive Officer and director of PTN, Inc. since its inception in October 2003. From January 2002 to October 2003, Mr. Henderson was a self employed sales and recruiting representative selling and recruiting people to sell long distance services. Prior to that, he was Regional Vice President of ACN, Inc. a long distance service marketing company.

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

Frederick McIntosh, CFO/Controller

Mr. McIntosh brings over 20 years of accounting experience to his role as CFO/Controller. Most recently, he served as Controller for the Fresno Rescue Mission in Fresno, CA.

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

Audit Committee

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors as a whole. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our Annual financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Item 11.  Executive Compensation.

The following table sets forth the compensation paid to our executive officers during fiscal year ended June 30, 2009 and 2008 (collectively, the “Named Executive Officers”):

Summary Compensation Table

						Non-Equity	Non-Qualified
Name and						Incentive	Deferred
Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Paul
Henderson	2008	190,000	215,305	36,000	-	-	-	-	441,305
President/CEO	2009	240,000	96,750	-	-	-	-	-	336,750

Raymond
Lopez,	2008	96,000	51,137	-	-	-	-	-	147,137
VP/COO	2009	120,000	26,032	-	-	-	-	-	146,032

Frederick
McIntosh,	2008	-	-	-	-	-	-	-	-
CFO/Controller	2009	80,000	-	-	-	-	-	-	80,000

(1)
This amount represents fees paid by us to the Named Executive Officer during the past year pursuant to services provided in connection with their respective position as Chief Executive Officer and Chief Operating Officer.

Compensation Agreements
We have an employment agreement with Paul Henderson which provides as follows:

☐	The agreement began on July 1, 2008.
☐	The agreement was amended July 1, 2008 to increase his annual salary from $200,000 to $240,000 per year and change his performance-based incentive compensation to 1.75% of actual gross revenue.
☐
Without cause, we may terminate the agreement at any time prior to the end of the agreement without cause; we are required to pay Mr. Henderson a severance payment in an amount equal to the Executive’s Base Salary for the preceding two years in biweekly increments for the two years following such termination.

For a period of two years after the end of employment, Mr. Henderson shall not control, consult to or be employed by any business similar to that conducted by us, either by soliciting any of our accounts or by operating within our general trading area.

We have an employment agreement with Ray Lopez which provides as follows:

☐	The agreement began on July 1, 2008.
☐	The agreement was amended July 1, 2008 to increase his annual salary from $96,000 to $120,000 per year and change his performance-based incentive compensation to 0.50% of actual gross revenue.
☐
Without cause, we may terminate the agreement at any time prior to the end of the agreement without cause; we are required to pay Mr. Lopez a severance payment in an amount equal to the Executive’s Base Salary for the preceding two years in biweekly increments for the two years following such termination.

For a period of two years after the end of employment, Mr. Lopez shall not control, consult to or be employed by any business similar to that conducted by us, either by soliciting any of our accounts or by operating within our general trading area.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of June 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Henderson	-	-	-	-	-	-	-	-	-
Ray Lopez	160,000	-	-	0.50	-	160,000	$24,000	-	-
Ray Lopez	160,000	-	-	0.50	-	160,000	$24,000	-	-
Ray Lopez	160,000	-	-	0.50	-	160,000	$24,000	-	-
Ray Lopez	160,000	-	-	0.50	-	160,000	$24,000	-	-
Ray Lopez	160,000	-	-	0.50	-	160,000	$24,000	-	-
Fred McIntosh	-	-	-	-	-	-	-	-	-

Director Compensation Table

During fiscal year ended June 30, 2009, we did pay compensation to our non-employee directors for their respective position on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Paul Henderson	336,750						336,750
Douglas Singer
James Estes

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 27,889,145 shares of common stock issued and outstanding.

Name and Address	Amount and nature of	Percentage of
of Beneficial Owner (2)	Beneficial Ownership (1)	Beneficial Ownership
Directors and Officers:
Paul Henderson	14,600,000	51.1%
Raymond Lopez	200,000	.70%
James Estes	35,000	.12%
Douglas Singer	25,000	.09%

All executive officers and directors
as a group (4 persons)	14,860,000	52.0%
Major Shareholders:
Beverly Thomas	6,000,000	21.0%
Dorothy Harmon	2,000,000	7.0%
John Singer	2,500,000	8.8%

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

Changes in Control

There are not any pending or anticipated arrangements that may cause a change in control of PTN, Inc.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2008	2009

Audit Fees	$27,231	$47,854
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

PART IV

Item 15.  Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTN, INC.

By:	/s/ Paul Henderson
Name: Paul Henderson
Title: Chief Executive Officer and President
Date: October 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Title	Name	Date	Signature

Principal Executive
Officer	Paul Henderson	October 8, 2009	/s/ Paul Henderson

Principal Accounting	Fred McIntosh	October 8, 2009	/s/ Fred McIntosh
Officer

Principal Financial
Officer	Fred McIntosh	October 8, 2009	/s/ Fred McIntosh

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Paul Henderson	Paul Henderson	Director
/s/ Douglas Singer	Douglas Singer	Director
/s/ James Estes	James Estes	Director